Form 10-Q
period 1996-04-27
ABC RAIL PRODUCTS CORP
filed 1996-06-14
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        April 30, 1996                                          0-22906
- -------------------------------                         ------------------------
     For the Quarter Ended                               Commission File Number


                         ABC Rail Products Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           36-3498749
- ---------------------------------                        -----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


              200 South Michigan Avenue, Chicago, IL  60604-2402
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number                                (312) 322-0360
                                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes    X               No
                                        ---------             --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                              Outstanding at June 7, 1996
- --------------------------------              ---------------------------------

  Common Stock, $.01 par value                        8,261,026 Shares

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                                     Page
                                                                                     ----
Part I  Financial Information

        Item 1  Consolidated Financial Statements

                    Consolidated Balance Sheets                                         3

                    Consolidated Statements of Operations                               4

                    Consolidated Statements of Stockholders' Equity                     5

                    Consolidated Statements of Cash Flows                               6

                    Notes to Unaudited Consolidated Financial Statements             7-11

        Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         12-16


Part II  Other Information

        Item 6  Exhibits and Reports on Form 8-K                                       17

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     As of April 30, 1996 and July 31, 1995

(In thousands, except share and per share data)

                                                                                April 30,    July 31,
ASSETS                                                                            1996         1995
- ------                                                                         -----------   --------
                                                                               (unaudited)
CURRENT ASSETS:
  Cash                                                                           $      -    $  1,966
  Accounts receivable, less allowances of $692 and $716, respectively              30,065      38,738
  Inventories (Note 4)                                                             36,258      35,560
  Prepaid expenses and other current assets                                         2,145       1,656
  Prepaid income taxes                                                              1,405       1,563
                                                                                 --------    --------

     Total current assets                                                          69,873      79,483
                                                                                 --------    --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                              1,358       1,321
  Buildings and improvements                                                       11,320      10,448
  Machinery and equipment                                                          69,789      66,090
  Construction in progress                                                         10,180       8,037
                                                                                 --------    --------
                                                                                   92,647      85,896
  Less - Accumulated depreciation                                                 (28,129)    (22,207)
                                                                                 --------    --------

     Net property, plant and equipment                                             64,518      63,689
                                                                                 --------    --------

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                         4,845       5,354
                                                                                 --------    --------
OTHER ASSETS - net                                                                  8,237       8,738
                                                                                 --------    --------

     Total assets                                                                $147,473    $157,264
                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Cash overdrafts                                                                $  3,505    $      -
  Current maturities of long-term debt                                              7,567       7,574
  Accounts payable                                                                 16,921      22,743
  Due to affiliate                                                                  1,534       2,335
  Accrued liabilities                                                              10,657       9,520
                                                                                 --------    --------
     Total current liabilities                                                     40,184      42,172
                                                                                 --------    --------

LONG-TERM DEBT, less current maturities                                            44,009      55,970
                                                                                 --------    --------

DEFERRED INCOME TAXES                                                               4,910       4,612
                                                                                 --------    --------

OTHER LONG-TERM LIABILITIES                                                         4,044       4,056
                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                     -           -
  Common stock, $.01 par value; 25,000,000 shares authorized;
    8,112,137 shares and 7,983,387 shares issued and outstanding
    as of April 30, 1996 and July 31, 1995, respectively                               81          80
  Additional paid-in capital                                                       51,171      49,671
  Retained earnings                                                                 3,074         703
                                                                                 --------    --------

     Total stockholders' equity                                                    54,326      50,454
                                                                                 --------    --------

     Total liabilities and stockholders' equity                                  $147,473    $157,264
                                                                                 ========    ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended April 30, 1996 and 1995
                                  (Unaudited)

(In thousands, except per share data)
                                                                         Three Months Ended        Nine Months Ended
                                                                              April 30                 April 30
                                                                        --------------------     ---------------------
                                                                          1996       1995          1996       1995
                                                                        ---------  ---------     --------  -----------
                                                                                                           (Restated -
                                                                                                            See Note 5)

NET SALES                                                                $60,139    $62,147      $177,258    $172,995
COST OF SALES                                                             56,286     52,075       156,859     147,553
                                                                         -------    -------      --------    --------
  Gross profit                                                             3,853     10,072        20,399      25,442
SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES                              3,668      2,781         9,161       9,915
SPECIAL CHARGE  (Note 7)                                                   3,155          -         3,155           -
                                                                         -------    -------      --------    --------
  Operating income (loss)                                                 (2,970)     7,291         8,083      15,527
Interest expense                                                           1,263        812         3,942       1,998
AMORTIZATION OF DEFERRED FINANCING COSTS                                      46         69           124         237
                                                                         -------    -------      --------    --------
  Income (loss) before income taxes, cumulative effect of
     accounting change and extraordinary item                             (4,279)     6,410         4,017      13,292
PROVISION (BENEFIT) FOR INCOME TAXES                                      (1,752)     2,627         1,646       5,450
                                                                         -------    -------      --------    --------
  Income (loss) before cumulative effect of accounting change
     and extraordinary item                                               (2,527)     3,783         2,371       7,842
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)                                -          -             -      (1,214)
EXTRAORDINARY ITEM (Note 2)                                                    -       (814)            -        (814)
                                                                         -------    -------      --------    --------
  Net income (loss)                                                      $(2,527)   $ 2,969      $  2,371    $  5,814
                                                                         =======    =======      ========    ========

NET INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before cumulative effect of accounting change and
     extraordinary item                                                  $ (0.30)   $  0.47      $   0.29    $   0.98
 Cumulative effect of accounting change                                        -          -             -       (0.15)
 Extraordinary item                                                            -      (0.10)            -       (0.10)
                                                                         -------    -------      --------    --------
  Net income (loss)                                                      $ (0.30)   $  0.37      $   0.29    $   0.73
                                                                         =======    =======      ========    ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 8,347      8,030         8,273       7,974
                                                                         =======    =======      ========    ========



The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended April 30, 1996 and 1995
                                  (Unaudited)

(In thousands)

                                                   Additional        Retained
                                       Common         Paid-in        Earnings
                                        Stock         Capital        (Deficit)
                                        -----         -------         -------

BALANCE, July 31, 1994                    $77         $43,193         $(8,352)
   Net income (Restated - See Note 5)       -               -           5,814
   Issuance of common stock, net            -             135               -
                                          ---         -------         -------


BALANCE, April 30, 1995                   $77         $43,328         $(2,538)
                                          ===         =======         =======



BALANCE, July 31, 1995                    $80         $49,671         $   703
   Net income                               -               -           2,371
   Issuance of common stock, net            1           1,500               -
                                          ---         -------         -------



BALANCE, April 30, 1996                   $81         $51,171         $ 3,074
                                          ===         =======         =======



The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three and Nine Months Ended April 30, 1996 and 1995
                                  (Unaudited)

(In thousands)
                                                                               Three Months Ended        Nine Months Ended
                                                                                    April 30                 April 30
                                                                              --------------------     ---------------------
                                                                                1996       1995          1996       1995
                                                                              ---------  ---------     --------  -----------
                                                                                                                 (Restated -
                                                                                                                  See Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $(2,527)  $  2,969      $ 2,371    $  5,814

      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Cumulative effect of accounting change                                     -          -            -       1,214
          Extraordinary item                                                         -        814            -         814
          Depreciation and amortization                                          2,484      1,921        7,727       4,852
          Deferred income taxes                                                    147        125          456         393
          Changes in certain assets and liabilities
            Accounts receivable - net                                              469      2,077        8,673        (477)
            Inventories                                                          4,259     (2,680)        (698)     (4,555)
            Prepaid expenses and other current assets                              (73)       376         (489)       (989)
            Other assets - net                                                     204       (907)        (476)     (1,894)
            Accounts payable, due to affiliate and accrued liabilities           1,311       (744)      (5,450)      4,017
            Other long-term liabilities                                             (3)         8          (12)          9
                                                                               -------   --------      -------    --------
              Total adjustments                                                  8,797        990        9,731       3,384
                                                                               -------   --------      -------    --------

                 Net cash provided by operating activities                       6,271      3,959       12,102       9,198
                                                                               -------   --------      -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                      (2,000)    (8,194)      (6,751)    (22,320)
      Change in restricted cash                                                      -        224            -         468
                                                                               -------   --------      -------    --------

                 Net cash used in investing activities                          (2,000)    (7,970)      (6,751)    (21,852)
                                                                               -------   --------      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in cash overdrafts                                                    316      2,148        3,505       3,465
      Net receipts (payments) under previous line of credit                          -    (22,366)           -     (22,914)
      Activity under New Credit Agreement:
        Issuance of non-amortizing term loan                                         -     15,000            -      15,000
        Net activity under revolving line of credit                             (3,672)     7,320       (8,697)      7,320
        Repayment of acquisition facility                                       (1,416)         -       (4,248)          -
      Issuance of other long-term debt                                               -      2,804        2,632       9,221
      Repayment of other long-term debt                                           (572)      (555)      (1,654)       (555)
      Payment of deferred financing costs                                          (78)      (340)        (356)       (486)
      Issuance of common stock  -  net                                           1,151          -        1,501         135
                                                                               -------   --------      -------    --------
                 Net cash provided by (used in) financing activities            (4,271)     4,011       (7,317)     11,186
                                                                               -------   --------      -------    --------
                 Net change in cash                                                  -          -       (1,966)     (1,468)

CASH, beginning of period                                                            -          -        1,966       1,468
                                                                               -------   --------      -------    --------

CASH, end of period                                                            $     -   $      -      $     -    $      -
                                                                               =======   ========      =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                   $ 1,424   $    962      $ 3,868    $  1,811
      Cash paid for income taxes, net                                              862      1,039        2,703       3,423



The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches, and mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and metal brake shoes.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim periods are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders.


2.   REFINANCING AND PUBLIC STOCK OFFERING

     On March 31, 1995, the Company negotiated a new five-year credit agreement (the "New Credit Agreement") with a group of lenders allowing for maximum direct borrowings and outstanding letters of credit of up to $80 million. The new facility included a $15 million non-amortizing term loan, a $40 million revolving credit line and a one-time $25 million acquisition facility. On November 30, 1995, the Company and its lenders amended the new facility by increasing the revolving credit line to $50 million from $40 million, and by recharging the availability under the acquisition line from the $8 million remaining after the wheel mounting business acquisition (see Note 3 for additional comments) to $17.8 million. Maximum availability under the revolving credit line is limited to certain advance rates on eligible accounts receivable and inventories. At April 30, 1996, total remaining availability under the New Credit Agreement was $37.3 million and the weighted average interest rate on outstanding borrowings was 8.2%. The New Credit Agreement and other credit facilities contain customary financial and other covenants. As a result of the special charge recorded during the quarter (see Note 7 for additional comments), the Company was in technical default of the minimum fixed charge coverage ratio contained in the New Credit Agreement. The Company immediately obtained a waiver of default from its group of lenders and an amendment allowing for the exclusion of the special charge from current and future covenant compliance calculations. As a result of the amendment, the Company was in compliance with all of the covenants under its credit facilities as of April 30, 1996.

     The fiscal 1995 third quarter includes an extraordinary after-tax, non-cash charge of $0.8 million related to the write-off of unamortized deferred financing charges associated with debt which was refinanced under the New Credit Agreement.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     In June 1995, the Company issued shares of common stock for net proceeds of $6.5 million. Such proceeds were used to pay down indebtedness under the New Credit Agreement.


3.   BUSINESS COMBINATIONS

     Effective May 15, 1995, the Company purchased from General Electric Railcar Wheel and Parts Services Corporation ("GESC") substantially all of the assets of the railcar wheel mounting facilities of GESC (the "Wheel Mounting Business"). In consideration for the acquisition of the assets of the Wheel Mounting Business, the Company paid GESC approximately $26.1 million in cash and assumed certain of GESC's contractual liabilities. The Company obtained the funds to pay the purchase price and related transaction costs of approximately $1.0 million from borrowings under the New Credit Agreement.

     The acquisition was accounted for as a purchase for financial reporting purposes. Accordingly, certain recorded assets and liabilities of the acquired business were revalued at estimated fair values as of the acquisition date. Management has used its best judgment and available information in estimating the fair value of those assets and liabilities. Any changes to these estimates are not expected to be material. The operating results of the Wheel Mounting Business are included in the consolidated statements of operations from the date of acquisition.

     The following data represents the Company's unaudited pro forma results of operations for the nine months ended April 30, 1995 as if the Wheel Mounting Business acquisition had occurred on August 1, 1994 (in thousands, except per share data):

                                                                                          Nine Months Ended
                                                                                             April 30, 1995
                                                                                          -----------------
     Net sales                                                                                 $203,647
     Income before cumulative effect of accounting change and extraordinary item                  9,047
     Net income                                                                                   7,019

     Per share data:
        Income before cumulative effect of accounting change and extraordinary item            $   1.13
        Net income                                                                             $   0.88

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     The pro forma operating results include the pre-acquisition results of operations of the Wheel Mounting Business for the indicated years with adjustments to reflect amortization of goodwill, different depreciation expense, interest expense on the acquisition borrowings and the effect of income taxes thereon. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the period presented and is not intended to be a projection of future results or trends.

     On July 31, 1995, the Company entered into a 50-50 joint venture with Anchor Brake Shoe Company ("Anchor"). The purpose of the joint venture is to design, manufacture, market and sell railcar composite brake shoes. The Company's initial contribution to the joint venture included the inventories and property, plant and equipment of its composite brakeshoe facility in Chicago, Illinois and certain related accounts receivable and other current assets aggregating $3.5 million. Anchor contributed its composite brakeshoe facility which, net of a promissory note from the joint venture, resulted in an initial contribution of $3.5 million. Certain of the assets contributed to the joint venture by the Company may be sold by the joint venture by July 31, 1996. Any difference between the sale proceeds and the contributed value of such assets will be credited to the appropriate partner. Pursuant to a related Commission Agreement between the Company and the joint venture, the joint venture must pay the Company a 3% commission on sales of the joint venture that are generated through the Company.


4.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at April 30, 1996, and July 31, 1995, consisted of the following (in thousands):

                                            April 30,  July 31,
                                              1996       1995
                                            ---------  --------

               Raw materials                 $20,956    $22,316
               Work in process                 7,438      7,769
               Finished goods                  3,522      1,522
               Supplies and spare parts        4,342      3,953
                                             -------    -------

                                             $36,258    $35,560
                                             =======    =======

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.   RESTATEMENT

     The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" in the fourth quarter of fiscal 1995, but effective, and therefore reflected herein, as of August 1, 1994. The adoption resulted in a one-time cumulative adjustment of $2.1 million ($1.2 million, net of income tax). Previously reported net income and net income per share for the nine months ended April 30, 1995 were $7.0 million and $0.88, respectively. The incremental costs of adopting this statement are insignificant on an ongoing basis.


6.   COMMITMENTS AND CONTINGENCIES

     In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex Corporation ("Abex") in 1987, the Company obtained a comprehensive environmental indemnity from Abex. Pursuant to that indemnity, the Company filed suit against Abex in a 1991 lawsuit to recoup costs incurred and paid by the Company related to environmental matters that existed prior to the purchase by the Company.
     In October 1995, a judgment in the lawsuit was finalized whereby the Company received a payment of $2.8 million from Abex. The Company recorded the receipt of this payment as a reserve to address other potential matters related to ongoing Abex issues. The judgment is exclusive of indemnification for any future environmental claims. The Company's claim regarding the loss it incurred on the subsequent sale of one of the properties purchased from Abex was not included in the judgment and is the subject of another lawsuit.

7.   SPECIAL CHARGE

     During the third quarter of fiscal 1996, the Company recorded a special charge of $3.2 million. The special charge consisted of the following (in thousands):

               Plant closure expenses                      $1,177
               Reengineering costs                          1,651
               Settlement fees                                327
                                                           ------
                                                           $3,155
                                                           ======

     As described in Note 3, on July 31, 1995, the Company entered into a 50-50 joint venture with Anchor Brake Shoe Company for the purpose of selling railcar composite brake shoes. The success of the joint venture in meeting total production needs from one plant has resulted in the closure of the Company's former brake shoe facility. The plant closure expenses represent the severance, pension and other related exit expenses for those employees associated with the permanent displacement of the plant's vested hourly employees. Pursuant to the joint venture agreement, any such displacement costs were to be borne by the Company.

     In conjunction with the Company's overall strategic goals and growth objectives, costs are being incurred to reengineer a number of key business processes. The costs reflect the overall restructuring of the Company's human resources to support the newly-designed work processes.

     During fiscal 1995, the Company sold metal brake shoes to the National Railroad of Mexico. Subsequent to this transaction, the Mexican government assessed additional excise and value added taxes. A final settlement was reached on this issue during this quarter.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the interim periods included in the accompanying unaudited Consolidated Financial Statements.


RESULTS OF OPERATIONS
- ---------------------


THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

Net Sales. Net sales decreased 3.2% to $60.1 million from $62.1 million. The decrease in sales was principally caused by a fire January 31, 1996 at the Company's Calera Wheel Mounting plant which was out of production most of February and has required a much longer than anticipated time to return to normal production levels. The sales decline also reflects the absence of composite brake shoe sales due to the recent formation of an unconsolidated joint venture with Anchor Brake Shoe Company for the manufacturing of composite brake shoes, and lower specialty trackwork sales due to merger-induced slowdowns of order releases on western Class I railroads. Sales declines were offset by the sales from the wheel mounting business acquired in late fiscal 1995.

Gross Profit and Cost of Sales. Gross profit decreased 61.7% to $3.9 million from $10.1 million. The $6.2 million decrease was primarily due to the sales volume declines discussed above, and a gross margin decrease to 6.4% from 16.2% due principally to fire-related production and cost problems at the Calera wheel plant, which continued to experience higher scrap levels and increased production costs during the restart period. The Company is insured against physical damage and business interruption. The claim process is expected to take four or five months to complete. Insurance deductibles are minimal and coverage is continued on the facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million. As a percent of net sales, selling, general and administrative expenses increased to 6.1% from 4.5% but would have been at 5% relative to expected sales levels. The increase in expenses reflects the selective recruitment of personnel and business development costs to support the strategic direction of the Company.

Special Charge. During the current quarter, the Company recorded a $3.2 million special charge arising from a plant closure resulting from the success of its composite brake shoe joint venture, reengineering-related costs and the settlement of disputed excise and value-added taxes in Mexico. (See Note 7 for additional information.)

Operating Income (Loss). Operating income was $7.3 million in the three months ended April 30, 1995 versus an operating loss of $3.0 million in the comparable 1996 period The decrease resulted from the 61.7% ($6.2 million) decrease in gross profit, along with the increase in selling, general and administrative expenses ($0.9 million) and the third quarter fiscal 1996 special charge ($3.2 million).

Other. Interest expense increased 55.5%, or $0.5 million, due primarily to increases in indebtedness related to funding for the new wheel machining center at Calera and the May, 1995 acquisition of the wheel mounting business.

The $0.8 million extraordinary charge in 1995 represents the after-tax effect of the write-off of unamortized deferred financing costs related to the early extinguishment of debt in connection with the Company's refinancing of its line of credit in March 1995.


NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995

Net Sales. Net sales increased 2.5% to $177.3 million from $173.0 million. The increase in sales reflects the acquisition of the wheel mounting business in late fiscal 1995, offset by lower sales of wheels and idlers, composite brake shoes and specialty trackwork for the reasons noted above in the third quarter comments. Due to the recent formation of an unconsolidated joint venture with Anchor Brake Shoe Company for the manufacturing of composite brake shoes, the first nine months of fiscal 1996 do not include any sales from that product line.

Gross Profit and Cost of Sales. Gross profit decreased 19.8% to $20.4 million from $25.4 million. The $5.0 million decrease was primarily due to the fire and restart costs at the Calera Wheel Mounting plant and the sales changes discussed above in the third quarter sales and margin comments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million. As a percent of net sales, selling, general and administrative expenses decreased to 5.2% from 5.7%. The decreases were primarily due to the absence in fiscal 1996 of significant legal fees incurred in the Abex environmental lawsuit, the fees related to the October 1994 sale of the Company's common stock by the Company's then majority shareholder and continued focus in fiscal 1996 on control of operating expenses.

Special Charge. During the current quarter, the Company recorded a $3.2 million special charge arising from a plant closure resulting from the success of its composite brake shoe joint venture, reengineering-related costs incurred to enhance trackwork products profitability and the settlement of disputed excise and value-added taxes in Mexico. (See Note 7 for additional information.)

Operating Income. Operating income decreased 47.9% to $8.1 million from $15.5 million. The decrease resulted largely from the 19.8% ($5.0 million) decrease in gross profit and the third quarter fiscal 1996 special charge ($3.2 million), offset by the decrease in selling, general and administrative expenses ($0.8 million). The Company's sales and profits are typically lower during the first half of the Company's fiscal year than during the second half of the fiscal year. See "Seasonality."

Other. Interest expense increased 97.3%, or $1.9 million, due primarily to increases in indebtedness related to funding for the new wheel machining center at Calera and the May, 1995 acquisition of the wheel mounting business.

The $1.2 million cumulative effect of accounting change in fiscal 1995 represents the after-tax effect of the Company's adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." See Note 5 for additional information.

The $0.8 million extraordinary charge in 1995 represents the after-tax effect of the write-off of unamortized deferred financing costs related to the early extinguishment of debt in connection with the Company's refinancing of its line of credit in March, 1995.


SEASONALITY
- -----------

The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of the Company's fiscal year.
In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company does not expect any significant departure from the historical demand patterns during the present fiscal year ending July 31, 1996.

The following graphs illustrate the historical results of the Company's seasonal pattern of sales and income.

DESCRIPTION OF GRAPHS  (FOR EDGAR FILING ONLY)
- ----------------------------------------------

The following graphs represent our seasonal pattern of net sales and income
(loss) before cumulative effect of accounting change and extraordinary items. Each graph shows, by quarter, the net sales and income (loss) for the current year as well as the previous four fiscal years.

                              QUARTERLY NET SALES
                                ($ in Millions)

                             [GRAPH APPEARS HERE]


                              QUARTERLY NET SALES
                                ($ in Millions)

                             [GRAPH APPEARS HERE]

    * Before Cumulative Effect of Accounting Change and Extraordinary Items

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash generated from operations, structured borrowings and equity offerings have been the major sources of funds for working capital, capital expenditures and acquisitions. For the nine months ended April 30, 1996 and 1995, net cash provided by operating activities totaled $12.1 million and $9.2 million, respectively.

On March 31, 1995, the Company negotiated a new five-year credit agreement (the "New Credit Agreement") with a group of lenders allowing for maximum direct borrowings and outstanding letters of credit of up to $80 million. The new facility included a $15 million non-amortizing term loan, a $40 million revolving credit line and a one-time $25 million acquisition facility. On November 30, 1995, the Company and its lenders amended the new facility by increasing the revolving credit line to $50 million from $40 million, and by recharging the availability under the acquisition line from the $8 million remaining after the wheel mounting business acquisition to $17.8 million.

Capital expenditures were $6.8 million in the nine months ended April 30, 1996, primarily reflecting capital spending for normal support of business activities and cost improvement programs. The Company's special capital expenditure program, started in fiscal 1995, includes expenditures of $24.0 million to build the recently completed wheel machining plant and to build the rail mill now in progress. Cumulatively, approximately $19.9 million had been spent on these special capital projects as of April 30, 1996.

At April 30, 1996, total remaining availability under the New Credit Agreement was $37.3 million and the weighted average interest rate on outstanding borrowings was 8.2%. The New Credit Agreement and other credit facilities contain customary financial and other covenants. As a result of the special charge recorded during the quarter, the Company was in technical default of the minimum fixed charge coverage ratio contained in the New Credit Agreement. The Company immediately obtained a waiver of default from its group of lenders and an amendment allowing for the exclusion of the special charge from current and future covenant compliance calculations. As a result of the amendment, the Company was in compliance with all of its credit facilities as of April 30, 1996.


On September 26, 1994, the Company entered into a five-year term loan agreement to finance up to $9.9 million in capital expenditures for the new wheel machining center for its Calera, Alabama facility. A total of $9.2 million was drawn under this loan. The Company entered into an additional seven-year term loan agreement with the same lender on July 20, 1995 to finance up to $12.5 million of capital expenditures for the new rail mill center located in Chicago Heights, Illinois. Through April 30, 1996, $2.6 million has been drawn under this second term loan.

In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex Corporation ("Abex") in 1987, the Company obtained a comprehensive environmental indemnity from Abex. Pursuant to that indemnity, the Company filed suit against Abex in a 1991 lawsuit to recoup costs incurred and paid by the Company related to environmental matters that existed prior to the purchase by the Company. In October 1995, a judgment in the lawsuit was finalized with the Company receiving a payment of $2.8 million from Abex. The Company recorded the receipt of this payment as a reserve to address other potential matters related to ongoing Abex issues. The judgment is exclusive of indemnification for any future environmental claims. The Company's claim regarding the loss it incurred on the subsequent sale of one of the properties purchased from Abex was not included in the judgment and is the subject of another lawsuit.

During the current quarter, the Company announced a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40 percent share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.3 million will be made over the next nine months, and is expected to be funded from operations.

The special charge of $3.2 million reflects $1.0 million paid out in quarter ended April 30, 1996, $1.3 million to be paid out during six month period ended October 31, 1996 and the balance to be paid out over the next several months.

In May, 1996, the Company acquired Deco Industries for a combination of cash and stock. Deco Industries is a leading manufacturer of railroad classification yard retarders, retarder control systems and automation systems.

Part II                          OTHER INFORMATION
- --------------------------------------------------------------------------------


Item 6  -  Exhibits and Reports on Form 8-K

        (A)  Exhibits

               27  Financial Data Schedule

        (B)  Reports on Form 8-K

             None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ABC RAIL PRODUCTS CORPORATION




                                         /s/ D. Chisholm MacDonald
                                     ------------------------------------
                                     D. Chisholm MacDonald
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Duly authorized Officer and
                                     Principal Financial and Accounting Officer)


Date:         June 14, 1996
     --------------------------------