Form 10-K
period 1996-07-31
ABC RAIL PRODUCTS CORP
filed 1996-10-23
CIK 913364

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                      OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES ACT OF 1934

                        COMMISSION FILE NUMBER 0-22906

                         ABC RAIL PRODUCTS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3498749
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
            INCORPORATION)                             NUMBER)

                           200 SOUTH MICHIGAN AVENUE
                                  SUITE 1300
                            CHICAGO, ILLINOIS 60604
                                (312) 322-0360
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.01 par value
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's common stock, $.01 par value, held by nonaffiliates of the registrant as of September 30, 1996 was $159,942,438.

  The number of shares of the registrant's common stock, $.01 par value, outstanding as of September 30, 1996 was 8,271,026.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Certain sections or portions of the registrant's 1996 Annual Report to Stockholders and of the registrant's proxy statement for the annual meeting of stockholders to be held on November 15, 1996, described in Parts II, III, and IV hereof are incorporated by reference in this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

GENERAL

  ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings, switches; mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and brake shoes; and classification yard products and automation systems. The Company continues to operate in the composite brake shoe market through a joint venture. See "Strategic Joint Ventures, Alliances and Acquisitions."

  The Company's business began in 1902 as the American Brake Shoe and Foundry Company. In 1987, the Company was formed by management as a Delaware corporation to acquire substantially all of the assets and certain related liabilities of the Railroad Products Group of Abex Corporation ("Abex"), which was then a subsidiary of IC Industries, now Whitman Corporation. In August 1989, then current management effected a leveraged recapitalization of the Company pursuant to which dividends and special payments of approximately $20 million were paid to its stockholders. In 1991, an affiliate of Kohlberg & Co. ("Kohlberg") acquired control of the Company through the purchase of certain stockholder interests and newly-issued common stock of the Company. In 1995, Kohlberg sold its entire interest in the common stock of the Company.

  Leading Freight Railroad Market Shares. The Company has a substantial share of all of the specialty trackwork and mechanical products markets it serves. Based upon industry information and information gathered from its customers, the Company believes that it has an approximately 50% share of the North American freight specialty trackwork market, more than twice that of its next largest competitor.

  Integrated Manufacturing and Engineering Capability. The Company is the only vertically integrated specialty trackwork manufacturer in North America. It designs, engineers and manufactures in-house a full line of specialty trackwork products, including rail transit specialty trackwork based on technology provided through the Company's relationship with Cogifer S.A. ("Cogifer"). See "--Cogifer Relationship" for additional information on Cogifer. The Company maintains six specialty trackwork manufacturing facilities located in various U.S. geographical areas. Certain specialty trackwork components that are subject to the most concentrated pressure must be made of special manganese steel alloys, which harden under the repeated pressure of passing wheels. The Company is the only U.S. specialty trackwork manufacturer that operates its own manganese steel foundry for the manufacture of these key specialty trackwork components. This foundry enables the Company to maintain strict quality control at all stages of the production process. In addition, the Company is the only North American specialty trackwork manufacturer with the in-house ability to design and craft the wooden patterns used to produce its specialty trackwork component castings. This capability, together with more than 80 years of specialty trackwork designs contained in the Company's extensive computer-aided design system, gives the Company a competitive advantage in responding to freight railroads' needs for customized products manufactured to rigorous standards. This capability also allows the Company to adapt to European technologies for high-speed and light rail applications, derived through its relationship with Cogifer, to serve the needs of rail transit customers. The Company also designs, engineers and manufactures in-house its entire line of wheels and brake shoes and, as a result of the wheel mounting business, reworks and distributes new and used freight car wheel sets.

  Capital Investment. Over the last two fiscal years, the Company implemented a special capital expenditure program. These expenditures are expected to reduce costs and increase capacity in the Company's specialty trackwork operations and to reduce costs and improve efficiencies in its wheel operations. The special capital expenditure program consists of: the fiscal 1995 completion of a new machining facility at its Calera, Alabama wheel plant to reduce costs and improve efficiencies in the production of railroad and idler wheels; the purchases of new process equipment for its other specialty trackwork facilities to decrease scrap rates and rework costs and ensure superior product quality; and, in late February 1995, the purchase of a manufacturing facility in Chicago

Heights, Illinois, which will house the new state-of-the-art equipment that will support the Company's specialty trackwork initiatives. The Company expects to continue to finance these and ordinary expenditures primarily out of free cash flow and secured borrowings.

  Expanding Rail Transit Market Presence. The Company is also a supplier of specialty trackwork to North American rail transit systems, which generally conform to freight railroad standards. Historically, however, sales of specialty trackwork to the rail transit industry have accounted for only a small portion of the Company's specialty trackwork sales. The Company has recognized a rising demand for rail transit specialty trackwork and has responded by forming a dedicated rail transit marketing group and aggressively pursuing rail transit projects throughout North America. Increasingly, North American transit system authorities are evaluating or employing European-style high-speed and light rail technology, particularly with respect to proposed new systems. The Company has access to much of this technology through its relationship with Cogifer, which the Company believes enhances its ability to compete in the rail transit market.

  Strategic Joint Ventures, Alliances and Acquisitions. The Company continually explores opportunities to enhance its technology base and marketing and distribution capabilities. In addition, the Company seeks acquisitions of complementary product lines, particularly those that offer potential manufacturing or marketing synergies. On June 21, 1996, the Company established a wheel mounting, wheel assembly and trackwork service operation in Tacoma, Washington. The Company is currently leasing the operating facility from its prior operators. On May 31, 1996, the Company acquired Deco Industries Inc. of Milwaukee, Wisconsin and selected assets of Deco Automation located in Norristown, Pennsylvania ("Deco"). Deco manufactures railroad classification yard retarder control and automation systems. In May 1996, the Company announced a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40 percent share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.3 million will be made over the next two to four months, and is expected to be funded from operations. Through July 31, 1996, $1.6 million had been contributed to the joint venture. On July 31, 1995, the Company entered into a 50/50 joint venture with Anchor Brake Shoe Company ("Anchor"). The purpose of the joint venture is to design, manufacture, market and sell railcar composite brake shoes. The Company's initial contribution to the joint venture included the inventory and property, plant and equipment of its composite brake shoe facility in Chicago, Illinois and certain related accounts receivable and other current assets aggregating $3.5 million. Anchor contributed its composite brake shoe facility which, net of a promissory note from the joint venture, resulted in an initial contribution of $3.5 million. Certain of the assets contributed to the joint venture by the Company will be sold by the joint venture. Any difference between the aggregate sales proceeds and the aggregate contributed value of such assets will be credited to the appropriate partner if such sale occurs prior to an agreed upon date. Pursuant to a related Commission Agreement between the Company and the joint venture, the joint venture must pay the Company a 3% commission on sales of the joint venture that are generated through the Company. No such commissions were earned in fiscal 1996. In May 1995, the Company acquired from General Electric Railcar Wheel and Parts Service Corporation ("GE Railcar") substantially all of the assets associated with GE Railcar's wheel mounting business (the "Wheel Mounting Acquisition"), which is the largest independent railcar wheel mounting operation in the United States. The wheel mounting business remanufactures, reworks and distributes new and used freight car wheel sets through five production facilities located throughout the United States. The wheel mounting business serves Class I, regional and short-line railroads, private freight car owners and new freight car builders. The Company believes that this operation complements the Company's existing wheel manufacturing business as a result of its similar customer and technology base and the opportunity for vertical integration between the two operations. In January 1994, the Company acquired the Newton, Kansas specialty trackwork manufacturing facility of Atchison, Topeka & Santa Fe Railway Company, a Class I railroad. Also in January 1994, the Company and Cogifer, through a joint venture, acquired a specialty trackwork manufacturing facility in Cincinnati, Ohio. See "--Cogifer Relationship" for additional information on Cogifer. The Company's relationships with Cogifer strengthen the Company's ability to engineer and market products which employ sophisticated European-style high-speed and light rail technology. The Company's 1988 acquisition of the Standard Brake Shoe and Foundry Company left the Company as the sole U.S. manufacturer of metal brake shoes and allowed the Company to realize substantial manufacturing cost reductions. Since the Company is a manufacturer of both specialty trackwork and mechanical products, it has greater access to railroads' engineering and purchasing departments than companies that offer only a single product line. The Company therefore is positioned to effectively market additional products if it were to acquire or develop new product lines. Because the railroad supply industry is highly fragmented, with many private companies manufacturing only single product lines and railroads exiting the component manufacturing business, the Company believes that a variety of acquisition opportunities exist.

PRODUCTS

 Specialty Trackwork.

  The Company manufactures specialty trackwork to customer specifications, generally for replacement of existing track, in the case of freight railroads, or for replacement and new construction of rail transit systems. The Company's products include track switches or turnouts, which divert a train from one track to another; crossings, which allow one set of railroad tracks to cross through another; switch throws, which set a track switch in order to divert a train from one track to another; and other trackwork products including guard rails and rail lubricators. The Company also manufactures cast manganese steel trackwork components which are sold as part of a track switch assembly or as replacement parts. Typically, track switches serve to divert trains between two tracks, but the Company also designs and manufactures more complicated track switches serving three, four or even more route diversions to meet switching requirements in areas of high density traffic, such as urban freight yards, passenger terminals and high traffic industrial and port areas. For fiscal 1996, 1995 and 1994, sales of specialty trackwork products accounted for approximately 49%, 57% and 54%, respectively, of the Company's net sales.

  In May 1996, the Company commenced activity with its classification yard products and automation systems acquired from Deco.

 Mechanical Products.

  Railcar, Locomotive and Idler Wheels and Wheel Sets. The Company manufactures 28, 33, 36 and 38-inch diameter wheels for freight railcars and 40-inch diameter wheels for diesel locomotives. These wheels are made of cast steel. Within a particular size classification, variations exist in flange width and bore size. The railroad industry generally considers wheels as "stock" items for their common sizes and variations. In addition to producing railroad wheels, the Company has been the sole-source manufacturer of cast idler wheels for Caterpillar Inc.'s high-drive tracked equipment since 1988. Idler wheels are secondary wheels, not connected to the equipment's power train, which guide the treads on such tracked construction equipment as bulldozers and backhoes. In May 1995 the Company commenced its wheel mounting and assembly operations as a result of the Wheel Mounting Acquisition. The wheel mounting operation, which is primarily a reconditioning service business, remanufactures, reworks and distributes new and used freight car wheel sets. Freight car wheel sets consist of the wheel, axle and bearing units that are mounted to freight cars. The Company's reconditioning services include inspection and analysis of existing wheel sets to determine necessary replacement parts, remachining of axle units, replacement and/or remachining of wheels, and replacement and/or reinstallation of bearings. The Company also supplies new wheel sets using new and/or remachined parts of components. For fiscal 1996, 1995 and 1994, sales of railcar, locomotive and idler wheels and wheel sets accounted for approximately 46%, 32% and 36%, respectively, of the Company's net sales.

  Composition and Metal Brake Shoes. Composition and metal brake shoes bear directly on the railroad wheel and exert friction to generate braking power. As a result, the brake shoe and the railroad wheel, while at different rates, are worn simultaneously. Worn brake shoes are replaced during routine maintenance or at inspection sites located at various areas along the railroad. Composition brake shoes are made from fibers, elastomers and various resins and provide a higher level of friction for use with modern, low-pressure braking systems; metal brake shoes are made from cast iron. Composition and metal brake shoes are not interchangeable. For certain applications, the composition shoe is superior for braking and reducing heat buildup. Pursuant to American Association of Railroads ("AAR") regulations, all new railcars and locomotives that will operate across different railroads must have composition brake shoe systems. Older railcars and locomotives with higher pressure braking systems require metal brake shoes. Metal brake shoes also are preferable to composition brake shoes in winter weather because they provide more effective braking in ice and snow. Although the demand for metal brake shoes is expected to decline over time as older railcars are phased out of railroads' fleets, they will continue to be in demand on certain trains that do not operate in interchange. For fiscal 1996, 1995 and 1994, sales of brake shoes accounted for approximately 5%, 7% and 10% of the Company's net sales, respectively. Effective July 31, 1995, the Company contributed its composition brake shoe operation into the joint venture between the Company and Anchor. See "--Strategic Joint Ventures, Alliances and Acquisitions."

INDUSTRY STANDARDS

  Specialty trackwork products must conform to AREA specifications in order to be used in the North American freight railroad system. The specifications are complex and their application on different railroads is further specified by each railroad's maintenance-of-way engineering practices. Given these specifications, the Company believes considerable proprietary expertise and information are required to manufacture these products economically.

  The AAR interchange rules govern all matters related to railcars which operate among different railroads (i.e., interchange). Among other things, the interchange rules define all significant physical and dimensional elements of interchange service railcars and their key components, including wheels and brake shoes. The rules also require regular quality reviews and certification of facilities used to manufacture railcars and key railcar components.

  The interchange and related rules also specify financial matters related to interchange operations, including brake shoe replacement pricing. As locomotives and railcars move across different railroads, brake shoes (rapid wear components) often need to be replaced. Under the interchange rules, the railroad moving the railcar at the time must replace the worn brake shoe and the amount that can be charged to the owner of the railcar is fixed. Therefore, the replacing railroad will use the least expensive replacement brake shoe available that complies with the interchange rules, which tends to limit increases in composition brake shoe prices.

COGIFER RELATIONSHIP

  North American specialty trackwork producers historically have concentrated on the requirements of freight customers and have tended to meet rail transit system customer needs with adaptations of freight specialty trackwork technology. Transit customers are increasingly evaluating and employing products specifically designed to provide smooth, quiet service on high-speed and light rail systems.

  Recognizing the importance of the growing demand for European-style high-speed and light rail technology, in February 1992 the Company formed a long-term relationship with Cogifer. Cogifer is the leading supplier of European-style high-speed and light rail specialty trackwork to the world market, including specialty trackwork for the high speed TGV (Train a Grande Vitesse) trains in France and other parts of Europe. This relationship includes separate agreements relating to certain existing and contemplated joint ventures in North America, technology exchange and selected worldwide joint venture marketing efforts.

  ABC Rail-Cogifer Technologies is a 50-50 joint venture partnership of the Company and Cogifer created by a partnership agreement that expires in February 2022 unless earlier terminated by the executive committee of the partnership, by the sale of all or substantially all of the partnership's assets or by the termination of the technology exchange agreement. The partnership's purpose is to market, design, engineer and supply European-style high-speed and light rail technology to the North American market. The marketing activities of the

Company and the partnership are coordinated by the Company. Production is subcontracted to the most suitable joint venture partner.

  The technology exchange agreement provides the Company access to Cogifer's design concepts, expertise and information which can be applied by the Company to the potentially large intercity "Amtrak-type" rail passenger market, the small but developing market for high-speed freight railroad switches, and the North American manufacturing of certain elements of European-style high-speed and light rail specialty trackwork. Cogifer has similar access to the Company's technology for use outside North America and other defined markets. Certain of these exchanges may have a 2% royalty in those situations in which the executive committee of the partnership determines that a partner has contributed significant value. To date, no such royalty has been paid to either party.

  The Company and Cogifer also have entered into a joint marketing agreement appointing Cogifer as the Company's exclusive worldwide representative for the sale of the Company's products, excluding sales in the U.S., Canada, Mexico and certain other countries.

  In December 1993, the Company formed another 50-50 joint venture partnership, ABC Rail-Cogifer Technologies (Industrial Division) ("ABC Rail-Cogifer Industrial") with Cogifer. The partnership was to expire in December 2023 unless earlier terminated by a sale of substantially all of the partnership's assets or by the executive committee. Effective May 31, 1996, the Company purchased Cogifer's interest in the joint venture partnership. The former joint venture plant's new role within the Company will be redirected towards track products remanufacturing.

SALES AND MARKETING

  The Company sells directly to the majority of its customers through its own sales force, which is organized into two groups that focus either on specialty trackwork products or mechanical products. The Company's specialty trackwork sales force covers the U.S. and Canada on a regional basis. The Company supplements its specialty trackwork sales efforts with the technical support of its engineering staff, which advises on product design and cost estimation. The Company's mechanical products sales force covers the U.S., Canada and Mexico. Certain members of the Company's senior management also actively participate in marketing efforts. The Company believes that these senior executives have developed close relationships with the purchasing managers and senior management of many of the Company's principal customers. The Company and Cogifer maintain a separate marketing staff which targets sales to rail transit systems in North America. The Company markets through sales representatives to its smaller customers, such as short lines, industrial and mining market segments.

  The Company also markets its products internationally both directly and through sales agents. A number of other countries have extensive freight railroad systems patterned on AAR and AREA standards. Consequently, the Company's products are either already suited, or are readily adaptable, to the needs of customers in these markets. In addition, Cogifer is the Company's exclusive representative for the purpose of selling specialty trackwork, wheels and brake shoes in most overseas markets. The Company is also presently exploring additional overseas sales and marketing opportunities. International sales, however, represented a small portion of the Company's net sales during fiscal 1996.

CUSTOMERS

  The Company's principal specialty trackwork customers are the North American Class I railroads, although the Company also sells specialty trackwork to a number of regional and short-line railroads as well as rail transit systems. The Company's wheel and wheel mounting customers include the Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers and railroad service companies. The Company's metal brake shoe customers include railroads, rail transit systems and manufacturers of railcar and locomotive braking systems. The Company's three largest customers are Atchison, Topeka and Santa Fe Railway, Burlington

Northern Railroad Company (recently merged as the Burlington Northern Santa Fe) and Union Pacific Corporation (recently merged with Southern Pacific Railway), which accounted for approximately 12%, 15% and 11%, respectively, of the Company's net sales for fiscal 1996. No other customer accounted for more than 10% of fiscal 1996 net sales. In fiscal 1994, the Company entered into multi-year agreements with Burlington Northern Railroad Company and Union Pacific Corporation for the supply of specialty trackwork products. The Company's five largest customers accounted for approximately 47% of the Company's net sales during fiscal 1996.

MANUFACTURING

  In the manufacture of specialty trackwork, rail and various other steel products purchased from outside suppliers are fabricated and bolted or welded to cast manganese steel components in accordance with precise design standards. Primary finished products are complete or component parts of switches and crossings. These products are fabricated and packaged at the plant, then shipped by rail or truck to the job site where the end user or contractor assembles and installs them in the right-of-way. Increasingly, the Company assembles switches and crossings at its plants and ships them in "panelized" form to the job site where they are installed, thereby saving the track owners the labor cost of assembling the product on site. Manufacturing operations at the specialty trackwork plants include casting manganese steel, forging, shearing, sawing, drilling, bending, machining and assembly. Certain cast manganese components are subjected to an explosion hardening process which increases their useful life.

  The cast steel wheel manufacturing process consists of the following steps. Various grades of steel scrap are melted in electric furnaces and mixed with certain alloys. Several chemical analyses are performed on each heat to insure compliance with AAR specifications before the furnace is tapped. The metal is poured into a graphite mold that has been machined for a specific wheel design. The metal solidifies in the mold for a period of time depending on the wheel size and weight. The wheel is then removed from the mold and placed in a controlled cooling chamber. In accordance with AAR specifications, the wheel surfaces are cleaned, heat treated, quenched and tempered. In the last steps of the process, the wheel's critical surfaces are machined and inspected using non-destructive ultrasonic and radiographic techniques as well as standard gauging methods.

  The metal brake shoe manufacturing process consists primarily of melting cast scrap with various alloys. The molten metal is poured into green sand molds containing steel backs and reinforced with expanded wire bundles to prevent premature cracking in service. The product solidifies in the mold and the rough casting is cleaned and inspected to ensure dimensional and metallurgical requirements are satisfied.

COMPETITION

  The Company is the largest manufacturer of specialty trackwork in North America, serving all of the Class I railroads and a number of regional and short-line railroads. In specialty trackwork, the Company competes with a number of North American manufacturers, including Conley Frog/Switch & Forge Co., Voest-Alpine Nortrak Inc., an affiliate of Voest-Alpine Eisenbahn Systemme AG and Progress Rail. Most of these companies' manufacturing facilities are located in the eastern U.S. which gives them a slight competitive shipping advantage over the Company's Chicago Heights facility, which serves customers in the eastern U.S. In the Company's opinion, the locations of its specialty trackwork manufacturing facilities in Superior, Wisconsin, Newton, Kansas and Pueblo, Colorado provide it with a competitive advantage with respect to railroads operating in the western U.S. and Canada. In December 1992, the second largest North American specialty trackwork manufacturer, with estimated net sales of approximately $30 to $40 million in 1991 and 1992, ceased operations.

  The Company is the second largest U.S. manufacturer of freight railcar and locomotive wheels. In the market for freight railcar and locomotive cast wheels, the Company's primary competitor is Griffin Wheel Company, a subsidiary of AMSTED Industries, Inc. The Company also competes with Standard Steel, a division of Freedom Forge Corporation, which manufactures forged wheels. As a result of the Wheel Mounting

Acquisition, the Company has the largest independent freight car wheel mounting operation in North America. The majority of such wheel mounting operations are currently performed in-house by Class I Railroads. The remaining independent wheel mounting market is highly fragmented. The Company is the only U.S. manufacturer of metal brake shoes. The Company is the largest supplier of railroad classification yard retarder control and automation systems. In this market, the Company's primary competitors are Union Switch & Signal and General Railway Signal.

  The principal competitive factors in the specialty trackwork market are product quality, on-time delivery, price and technical service and support. The principal competitive factors in the mechanical products market are price and product availability. The principal competitive factors in the wheel mounting service market are product quality and availability. The limited number of railroad customers, their efforts to reduce costs, and excess industry capacity in certain of the Company's product lines historically have limited the Company's ability to increase prices. The Company believes it is well-positioned to compete in all of its served markets, due to its leading market share, engineering capability, broad manufacturing base and long-standing customer relationships. Historically, the Company has experienced limited foreign competition due to the specialized nature of many of its products, the importance of AAR product approvals and AREA specifications and the cost of shipping. However, there can be no assurance that foreign competition will not increase in the future.

ORDER BACKLOG

  Specialty trackwork deliveries generally require lead-times of three to six months. Most specialty trackwork installations occur in the period from March through October. Consequently, deliveries are somewhat seasonal, with order backlog increasing in the spring and decreasing in the late summer. For discussion of quarterly results of operations and working capital, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Stockholders (the "Annual Report") and incorporated by reference in Part II, Item 7 hereof. Order backlog for wheels and brake shoes is less meaningful because these products have short production lead-times. All order backlog figures include only firm orders for which customers have issued releases for production and delivery and exclude the non-current portion of any long-term supply arrangements. The Company's specialty trackwork and mechanical products backlog was $33.0 million and $45.4 million as of July 31, 1996 and 1995, respectively. The Company expects to fill all of its order backlog as of July 31, 1996 during the current fiscal year. The reduction in backlog between July 31, 1996 and July 31, 1995 is primarily due to increased capacity and improved operating efficiencies at the Company's specialty trackwork manufacturing facilities which have shortened delivery times, specialty trackwork multi-year customer agreements that provide for shorter lead times for product delivery, and, in fiscal 1996, included the additional impact of the merger-induced order delays for specialty trackwork products.

INTELLECTUAL PROPERTY

  The Company holds 25 U.S. trademarks and 35 foreign trademarks and has applications pending for 4 U.S. trademarks. The Company actively protects trademarks which it believes have significant goodwill value. The Company currently holds 26 U.S. patents and 47 foreign patents and has applications pending for 7 U.S. patents and 31 foreign patents. The Company applies for patent protection when it believes the expense of doing so is justified. The Company also relies on trade secrets and know-how in the production of its specialty trackwork and mechanical products. The Company does not believe that its intellectual property rights are critical to its success.

RAW MATERIAL SUPPLIERS

  The principal raw materials for specialty trackwork are railroad rail and manganese. The Company purchases rail from various rail manufacturers. In certain instances, the Company purchases rail directly from its railroad customers for whom specialty trackwork is being built, capitalizing on their purchasing economies. The primary raw material for railcar and locomotive wheels is steel scrap, a commodity material which is readily available from a number of suppliers The primary raw material for metal brake shoes is iron scrap, a commodity material, which is readily available from a number of suppliers.

  There are at least two suppliers for each raw material and component the Company purchases. The Company currently purchases actively from a broad range of suppliers. No supplier accounted for more than 10% of the Company's purchases in fiscal 1996.

EMPLOYEES

  As of July 31, 1996, the Company had 1,449 employees, approximately 69% of whom are represented by unions. The principal unions representing hourly employees are the United Steelworkers of America and the United Auto Workers. In fiscal 1995, the Company negotiated a new five-year collective bargaining agreement at its Chicago Heights, Illinois trackwork manufacturing facility. This contract covers approximately 12% of the Company's hourly employees. The Company also entered into an initial three-year contract at the Newton, Kansas facility covering approximately 6% of the Company's hourly employees. In fiscal 1996, the Company entered into three-year contracts at the Anderson, Indiana and Baltimore, Maryland facilities covering approximately 11% of the Company's hourly employees. During the second half of fiscal 1996, the Company negotiated a new three-year collective bargaining agreement at its Calera, Alabama wheel foundry. The contract covers approximately 36% of the Company's hourly employees. The Company has no contracts expiring in fiscal 1997. The Company believes that its labor relations are good.

ENVIRONMENTAL MATTERS

  For a description of compliance with environmental matters and of litigation related thereto, see Part I, Item 3--Legal Proceedings herein.

ITEM 2--PROPERTIES

  The Company maintains its headquarters in Chicago, Illinois and conducts its operations in nine principal manufacturing plants located throughout the U.S. The Company believes its property and equipment is in good condition and suitable for its needs. The Company has sufficient capacity to increase output at its specialty trackwork manufacturing plants and its manganese steel foundry. The Company's wheel foundry has operated at full capacity since 1988. The Company's principal operating facilities are as follows:

                          APPROXIMATE
                            SQUARE
LOCATION                    FOOTAGE   OWNED/LEASED             DESCRIPTION OF USE
--------                  ----------- ------------ ------------------------------------------
Chicago Heights,
 Illinois...............    182,000       Owned    Specialty trackwork rail manufacturing
Chicago Heights,
 Illinois...............    244,000       Owned    Specialty trackwork manufacturing
Cincinnati, Ohio........    135,000       Owned(1) Specialty trackwork manufacturing
Pueblo, Colorado........    111,000       Owned    Specialty trackwork manufacturing
Superior, Wisconsin.....     94,000       Owned(2) Specialty trackwork manufacturing
Newton, Kansas..........     58,000      Leased(3) Specialty trackwork manufacturing
Milwaukee, Wisconsin....    150,000      Leased    Specialty trackwork manufacturing
Duluth, Minnesota.......     10,000      Leased    Specialty trackwork panelizing
Anderson, Indiana.......    155,000       Owned    Manganese steel trackwork castings
Crown Point, Indiana....     20,000      Leased    Manganese steel trackwork casting patterns
Calera, Alabama.........    259,000       Owned    Cast railroad wheels and idler wheels
Calera, Alabama.........     19,000       Owned(4) Cast railroad wheels and idler wheels
Baltimore, Maryland.....     61,000       Owned    Metal brake shoes
Kansas City, Kansas.....     36,000      Leased    Railroad wheel assembly
Lewistown, Pennsylvania.     29,000       Owned    Railroad wheel assembly
Chicago Heights,
 Illinois...............     21,000       Owned    Railroad wheel assembly
Corsicana, Texas........     18,000       Owned    Railroad wheel assembly
Riverside, California...     11,000      Leased    Railroad wheel assembly
Tacoma, Washington......     10,000      Leased    Railroad wheel assembly

--------
(1) Facility formerly owned by ABC Rail-Cogifer Industrial. See "--Cogifer Relationship."
(2) Land leased from Burlington Northern.
(3) Facility is leased by the Company in connection with an industrial revenue bond arrangement and pursuant to a lease which grants the Company an option to purchase the facility for a nominal amount.
(4) This facility, which was acquired in the Wheel Mounting Acquisition, was not being operated by GE Railcar at the time of the acquisition. The Company is utilizing this facility in the production of railroad and idler wheels in conjunction with its other Calera facility.

  All of the Company's owned manufacturing and assembly facilities, other than the Newton, Kansas and one of the Chicago Heights facilities and the former ABC Rail-Cogifer Industrial's Cincinnati, Ohio facility, are pledged as security under the Company's senior credit facility. The Company intends to pledge the Chicago Heights facility to a third party lender which financed the purchase of this facility. The Cincinnati, Ohio facility is pledged as security under a separate line of credit facility.

ITEM 3--LEGAL PROCEEDINGS

  The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant cost to comply with such requirements. In 1990, the Company established the position of Director of Environment, Safety and Health with responsibility for monitoring compliance with environmental, health and safety requirements. The Director works with responsible personnel at each facility, with the Company's environmental counsel and with environmental engineering consultants retained to assist ongoing management of environmental, health and safety requirements.

  In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex in 1987, the Company obtained a comprehensive environmental indemnity from Abex. The indemnity covers environmental conditions, whether or not then known, in existence at the time of the purchase, without dollar or time limit. Shortly after the purchase, the Company performed surveys to assess the environmental conditions at the time of the purchase. As a result of these studies, the Company has undertaken environmental projects, including underground storage tank removal, corrective action and other remedial action as necessary. Some of these actions are ongoing and similar actions may be undertaken in the future. The costs of all such actions have been, and of all such future actions will be, charged to income in the period incurred. The Company believes that substantially all of these actions are covered by the Abex indemnity. When Abex refused to compensate the Company for costs incurred to-date, the Company filed suit against Abex on November 18, 1991. One of the claims is also asserted in a separate lawsuit filed in October, 1994.

  The Company asserts in the 1991 lawsuit that Abex is required to indemnify the Company for (i) expenses, including legal fees, already incurred by the Company in locating and remedying environmental contamination, (ii) nonenvironmental losses incurred by the Company in connection with the acquired assets and (iii) loss of property value due to other environmental remediation expenses related to the acquired assets which may be incurred in the future. The Company also asserts in the 1994 lawsuit that Abex is required to indemnify the Company for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by the Company) caused by the environmental contamination at that site.

  Abex had asserted that it is not obligated to indemnify the Company for most of the environmental and other claims that the Company has submitted for indemnification and also took issue with the costs of individual remedial measures. However, in July, 1995, a judgment was entered in the 1991 lawsuit in the Company's favor for a substantial portion of its claims. The judgment was not final and could have been appealed by Abex. As such, no amounts related to this judgment were recorded in the Company's financial statements as of July 31, 1995. In October 1995, the judgment was finalized with the Company receiving a payment of $2.8 million from

Abex. The Company's claim regarding the loss incurred on the sale of the Pennsylvania facility is not included in the judgment and is the subject of the 1994 lawsuit.

  The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1996.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company during fiscal 1996 were as follows:

          NAME           AGE                        POSITION
          ----           ---                        --------
Donald W. Grinter....... 59  Chairman of the Board and Chief Executive Officer
Ben R. Yorks............ 55  President and Chief Operating Officer
D. Chisholm MacDonald... 54  Senior Vice President, Chief Financial Officer
                             and Director
David G. Kleeschulte.... 53  Vice President, Technology and General Manager,
                             International Business Development
Eugene S. Ziemba........ 50  Vice President and General Manager, Mechanical Products
                             Division

Mr. Yorks and Mr. Ziemba resigned as executive officers in October 1996.

  Donald W. Grinter. Mr. Grinter has served as the Company's Chairman of the Board and Chief Executive Officer since December 1993. From August 1991 until December 1993, Mr. Grinter served as the Company's President and Chief Executive Officer and from August 1989 until August 1991, he served as the Company's President and Chief Operating Officer. He has been a director since August 1991. Prior to joining the Company, from June 1987 until August 1989, Mr. Grinter was President of the Supermarket Group of Hussmann Corporation, a subsidiary of Whitman Corporation. Mr. Grinter served as an Executive Vice President of Abex from June 1984 until June 1987.

  Ben R. Yorks. Mr. Yorks served as the Company's President and Chief Operating Officer from late December 1993 to October 1996. He served as a director from July 1995 to October 1996. From September 1988 until December 1993, he served as President of the Forestry and Industrial Division of Blount, Inc., a manufacturer of timber harvesting and industrial material handling equipment.

  D. Chisholm MacDonald. Mr. MacDonald has served as the Company's Chief Financial Officer since August 1987 and has served as a director since 1991. Prior thereto, he served as Vice President and Corporate Controller of ASEA Inc., a heavy industrial manufacturing company, in the United States from 1982 until 1987.

  David G. Kleeschulte. Mr. Kleeschulte has served as the Company's Vice President, Technology and General Manager, International Business Development since March 1994. From February 1992 to March 1994, Mr. Kleeschulte served as the Company's Vice President-Mechanical Operations. Prior thereto, he was plant manager of the Company's Calera, Alabama plant. Prior to the Company's formation, Mr. Kleeschulte served as the Vice President of Engineering for Mechanical Products of Abex.

  Eugene S. Ziemba. Mr. Ziemba served as Vice President and General Manager, Mechanical Division from April 1992 to October 1996. Prior to April 1992, he was Vice President, Operations, at Abar Ipsen Industries, a manufacturer of heat treating equipment, from September 1990 until April 1992 and Vice President, Operations at Fairbanks-Morse, Inc., a manufacturer of diesel engines, from September 1984 until September 1990.

  Executive officers serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information required by this item is set forth under the caption "Common Stock Market" on page 37 and in the last two sentences under the caption "Common Stock Market" on the inside back cover page of the Annual Report and is incorporated by reference herein.

ITEM 6--SELECTED FINANCIAL DATA

  Information required by this item is set forth under the caption "Selected Consolidated Financial and Operating Data" on page 12 of the Annual Report and is incorporated by reference herein.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 18 of the Annual Report and is incorporated by reference herein.

ITEM 8--FINANCIAL STATEMENTS

  Information required by this item is set forth on pages 19 through 37 of the Annual Report and is incorporated by reference herein.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company is set forth under the caption "Election of Directors" in the Company's proxy statement related to the 1996 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I hereof as permitted by the Instructions to 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference herein.

ITEM 11--EXECUTIVE COMPENSATION

  Information required by this item is set forth under the caption "Executive Compensation" in the Proxy Statement and, except for information under the captions "Executive Compensation--Report on Executive Compensation" and "Executive Compensation--Performance Graph," is incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference herein.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. The following financial statements and the report thereon of Arthur Andersen LLP are included in the Annual Report, pages 19 through 37, and are incorporated herein by reference:

            Report of Independent Public Accountants

            Consolidated Statements of Operations for the Years Ended July 31, 1996, 1995 and 1994

            Consolidated Balance Sheets as of July 31, 1996 and 1995

            Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended July 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:

            All schedules are omitted since the required information is not presented or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

     3. Exhibits

      EXHIBIT
      NUMBER   DESCRIPTION OF DOCUMENT
      -------  -----------------------
       3.1     Restated Certificate of Incorporation of the Company (2)
       3.2     Bylaws of the Company (3)
       4.1     Form of certificate representing shares of Common Stock of the Company (1)
       4.2     Rights Agreement, dated as of September 29, 1995 between
               the Company and LaSalle National Trust, N.A., as Rights
               Agent, which includes the Form of Certificate of
               Designation, Preferences and Rights, the form of Rights
               Certificate and the Summary of Stockholder Rights Plan (5)
      10.1     Registration Rights Agreement, dated as of August 28,
               1991, among the Company, KARC and the Management Investors named therein (1)
      10.2     Amended and Restated Loan and Security Agreement, dated as of August 7, 1996, among the Company and ABC Deco Inc., as borrowers, the financial institutions named therein, as
               lenders, and American National Bank and Trust Company of
               Chicago, as agent, and Amendment No. 1 and Waiver thereto
               dated as of September 5, 1996
     *10.3     Stock Option Plan dated July 1, 1993 (1)
      10.4     Lease, entered into March 10, 1993, between the Company
               and Milton M. Siegel Company (1)
      10.5     Lease, entered into as of October 16, 1993, between the
               Company and Burlington Northern (1)
     *10.6     ABC Rail Corporation Master Savings Trust (1)
     *10.7     ABC Rail Corporation Savings and Investment Plan, as
               amended and restated effective as of May 1, 1988 (1)

      EXHIBIT
      NUMBER   DESCRIPTION OF DOCUMENT
      -------  -----------------------
      10.8     Partnership Agreement, dated as of February 21, 1992, by
               and between ABC Rail French Holdings, Inc. and Cogifer
               Americas, Inc. (1)
      10.9     Commercial Representation Agreement, dated February 21,
               1992, between the Company and Cogifer Industries of
               Croissy-sur-Sein, France and certain of its affiliates (1)
      10.10    Agreement, dated February 21, 1992, by and between the
               Company and Cogifer Industries (1)
      10.11    Lease, dated March 1, 1994, by and between the City of
               Newton, Kansas and the Company (2)
     *10.12    1994 Director Stock Option Plan (3)
     *10.13    Amendment No. 1 to 1994 Director Stock Option Plan
     *10.14    Form of option agreement evidencing options granted to
               Donald W. Grinter (72,000 shares), D. Chisholm MacDonald
               (40,000 shares), David G. Kleeschulte (40,000 shares), and
               Eugene Ziemba (60,000 shares) pursuant to the Stock Option
               Plan listed as Exhibit 10.3 above (3)
      10.15    Asset Purchase Agreement dated April 3, 1995, between the
               Company and General Electric Railcar Wheel and Parts
               Service Corporation (4)
     *10.16    1994 Stock Option Plan (2)
     *10.17    Agreement and General Release dated as of October 2, 1996
               between Ben R. Yorks and the Company
      13.1     Portions of 1996 Annual Report to Stockholders that are
               incorporated herein by reference
      21.1     Subsidiaries of the Company (2)
      23.1     Consent of Independent Public Accountants
      24.1     Powers of Attorney
      27.1     Financial Data Schedule

    The Company is the guarantor of industrial revenue bonds issued by the
    City of Newton, Kansas, in a principal amount which does not exceed 10%
    of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of the guaranty agreement to the Securities and Exchange Commission upon its request.
--------
*Management contract or compensation plan or arrangement.
(1) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993 (SEC File No. 33-70242).
(2) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994 (SEC File No. 33-77652).
(3) Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (SEC File No. 0-22906).
(4) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated May 15, 1995 (SEC File No. 0-22906).
(5) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated October 2, 1995 (SEC File No. 0-22906).

  (b) Reports on Form 8-K:

   None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 23, 1996                    ABC Rail Products Corporation
                                          (Registrant)

                                          /s/ Donald W. Grinter
                                          -------------------------------------
                                          Donald W. Grinter
                                          Chairman of the Board and
                                          Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 23, 1996:

/s/ Donald W. Grinter                                       *
-------------------------------------     -------------------------------------
Donald W. Grinter                         Donald R. Gant
Chief Executive Officer and Director      Director
(Principal Executive Officer)


                                                            *
                  *                       -------------------------------------
-------------------------------------     James E. Martin
Clarence E. Johnson                       Director
Director


                                                            *
                  *                       -------------------------------------
-------------------------------------     Jean-Pierre M. Ergas
George W. Peck IV                         Director

Director
  *The undersigned by signing his name hereunto has hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on October 23, 1996, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

  /s/ D. Chisholm MacDonald
By: _________________________________
  D. Chisholm MacDonald
  Senior Vice President, Chief
  Financial
  Officer and Director
  (Principal Financial and
  Accounting Officer)

================================================================================


                      Securities and Exchange Commission
                            Washington, D.C. 20549



                              -------------------



                                   EXHIBITS

                                      To

                          ANNUAL REPORT ON FORM 10-K
                              FOR THE YEAR ENDED
                                 JULY 31, 1996



                              -------------------



                         ABC RAIL PRODUCTS CORPORATION


================================================================================

                                                                          Sequential
Exhibit                                                                      Page
Number    Description of Document                                           Number
------    -----------------------                                           ------
  3.1     Restated Certificate of Incorporation of the Company (2)

  3.2     Bylaws of the Company (3)

  4.1 Form of certificate representing shares of Common Stock of the Company (1)

  4.2 Rights Agreement, dated as of September 29, 1995 between the Company and LaSalle National Trust, N.A., as Rights
          Agent, which includes the Form of Certificate of Designation, Preferences and Rights, the form of Rights Certificate and the Summary of Stockholder Rights Plan (5)

 10.1 Registration Rights Agreement, dated as of August 28, 1991, among the Company, KARC and the Management Investors named therein (1)

 10.2 Amended and Restated Loan and Security Agreement, dated as of August 7, 1996, among the Company and ABC Deco Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of
          Chicago, as agent, and Amendment No. 1 and Waiver thereto dated as of September 5, 1996

*10.3     Stock Option Plan dated July 1, 1993 (1)

 10.4     Lease, entered into March 10, 1993, between the Company and
          Milton M. Siegel Company (1)

 10.5 Lease, entered into as of October 16, 1993, between the Company and Burlington Northern (1)

*10.6     ABC Rail Corporation Master Savings Trust (1)

*10.7 ABC Rail Corporation Savings and Investment Plan, as amended and restated effective as of May 1, 1988 (1)

 10.8 Partnership Agreement, dated as of February 21, 1992, by and between ABC Rail French Holdings, Inc. and Cogifer Americas,
          Inc. (1)

 10.9 Commercial Representation Agreement, dated February 21, 1992, between the Company and Cogifer Industries of Croissy-sur-Sein, France and certain of its affiliates (1)

 10.10 Agreement, dated February 21, 1992, by and between the Company and Cogifer Industries (1)

 10.11 Lease, dated March 1, 1994, by and between the City of Newton, Kansas and the Company (2)

*10.12    1994 Director Stock Option Plan (3)

*10.13    Amendment No. 1 to 1994 Director Stock Option Plan

*10.14 Form of option agreement evidencing options granted to Donald W. Grinter (72,000 shares), D. Chisholm MacDonald
          (40,000 shares), David G. Kleeschulte (40,000 shares), and
          Eugene Ziemba (60,000 shares) pursuant to the Stock Option
          Plan listed as Exhibit 10.3 above (3)

 10.15    Asset Purchase Agreement dated April 3, 1995, between the
          Company and General Electric Railcar Wheel and Parts Service
          Corporation (4)

*10.16    1994 Stock Option Plan (2)

*10.17 Agreement and General Release dated as of October 2, 1996 between Ben R. Yorks and the Company

 13.1 Portions of 1996 Annual Report to Stockholders that are incorporated herein by reference

 21.1     Subsidiaries of the Company (2)

 23.1     Consent of Independent Public Accountants

 24.1     Powers of Attorney

 27.1     Financial Data Schedule

     The Company is the guarantor of industrial revenue bonds issued by the City of Newton, Kansas, in a principal amount which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of the guaranty agreement to the Securities and Exchange Commission upon its request.

-------------------

     *    Management contract or compensation plan or arrangement.

     (1) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993 (SEC File No. 33-70242).

     (2) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994 (SEC File No. 33-77652).

     (3) Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (SEC File No. 0-22906).

     (4) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated May 15, 1995 (SEC File No. 0-22906).

     (5) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated October 2, 1995 (SEC File No. 0-22906).