Form 10-Q
period 1996-10-31
ABC RAIL PRODUCTS CORP
filed 1996-12-03
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           OCTOBER 31, 1996                                     0-22906
    ------------------------------                      -----------------------
        For the Quarter Ended                           Commission File Number


                         ABC RAIL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                        36-3498749
    ------------------------------                      -----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification Number)



                   200 South Michigan Avenue, Chicago, IL 60604-2402
    ----------------------------------------------------------------------------
                      (Address of principal executive offices)


Registrant's telephone number                                     (312) 322-0360
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        X                  No
                                ------------------             ---------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                           Outstanding at November 15, 1996
    ----------------------------------          --------------------------------
       COMMON STOCK, $.01 PAR VALUE                      8,376,026 SHARES

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                                 Page
                                                                                -----


Part I   Financial Information


         Item 1  Consolidated Financial Statements

                       Consolidated Balance Sheets                                  3

                       Consolidated Statements of Operations                        4

                       Consolidated Statements of Stockholders' Equity              5

                       Consolidated Statements of Cash Flows                        6

                       Notes to Unaudited Consolidated Financial Statements    7 - 10

         Item 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    11 - 15


Part II  Other Information

         Item 6  Exhibits and Reports on Form 8-K                                  16

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    As of October 31, 1996 and July 31, 1996

(In thousands, except share and per share data)
                                                                                    October 31,      July 31,
ASSETS                                                                                 1996            1996
------                                                                             ------------      --------
                                                                                    (unaudited)
CURRENT ASSETS:
    Accounts receivable, less allowances of $864 and $865, respectively               $ 31,458       $ 31,515
    Inventories (Note 3)                                                                40,821         39,318
    Prepaid expenses and other current assets                                            2,806          1,810
    Prepaid income taxes                                                                 3,575          3,625
                                                                                      --------       --------

        Total current assets                                                            78,660         76,268
                                                                                      --------       --------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                 1,605          1,605
    Buildings and improvements                                                          12,059         12,127
    Machinery and equipment                                                             74,772         73,664
    Construction in progress                                                            20,542         15,459
                                                                                      --------       --------
                                                                                       108,978        102,855
    Less - Accumulated depreciation                                                    (32,137)       (30,106)
                                                                                      --------       --------

        Net property, plant and equipment                                               76,841         72,749
                                                                                      --------       --------

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                              7,878          5,604
                                                                                      --------       --------

OTHER ASSETS - net                                                                      15,548         15,483
                                                                                      --------       --------

        Total assets                                                                  $178,927       $170,104
                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Cash overdrafts                                                                   $  4,843       $  3,907
    Current maturities of long-term debt                                                 6,986          6,942
    Accounts payable                                                                    21,410         22,759
    Accrued liabilities                                                                 15,757         14,798
                                                                                      --------       --------

        Total current liabilities                                                       48,996         48,406
                                                                                      --------       --------

LONG-TERM DEBT, less current maturities                                                 55,483         49,443
                                                                                      --------       --------

DEFERRED INCOME TAXES                                                                    5,416          5,316
                                                                                      --------       --------

OTHER LONG-TERM LIABILITIES                                                              4,264          4,265
                                                                                      --------       --------


STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                        -              -
    Common stock, $.01 par value; 25,000,000 shares authorized;
      8,376,026 shares and 8,271,026 shares issued and outstanding
      as of October 31, 1996 and July 31, 1996, respectively                                84             83
    Additional paid-in capital                                                          56,865         55,251
    Retained earnings                                                                    7,819          7,340
                                                                                      --------       --------

        Total stockholders' equity                                                      64,768         62,674
                                                                                      --------       --------

        Total liabilities and stockholders' equity                                    $178,927       $170,104
                                                                                      ========       ========


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended October 31, 1996 and 1995
                                  (Unaudited)

 (In thousands, except per share data)
                                                       Three Months Ended
                                                           October 31
                                                    ------------------------
                                                         1996        1995
                                                       --------     --------

NET SALES                                              $55,911      $58,574
COST OF SALES                                           50,538       50,492
                                                       -------      -------
     Gross profit                                        5,373        8,082
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             3,235        2,941
                                                       -------      -------
     Operating income                                    2,138        5,141
INTEREST EXPENSE                                         1,275        1,369
AMORTIZATION OF DEFERRED FINANCING COSTS                    53           34
                                                       -------      -------
     Income before income taxes                            810        3,738
PROVISION FOR INCOME TAXES                                 331        1,530
                                                       -------      -------
      Net income                                       $   479      $ 2,208
                                                       =======      =======

NET INCOME PER COMMON SHARE:
      Net income                                       $  0.06      $  0.27
                                                       =======      =======


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               8,297        8,252
                                                       =======      =======





The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Three Months Ended October 31, 1996 and 1995
                                  (Unaudited)

(In thousands)
                                                                        Additional
                                                             Common       Paid-in        Retained
                                                              Stock       Capital        Earnings
                                                             -------     ----------      --------

BALANCE, July 31, 1995                                       $    80        $49,671       $   703
     Net income                                                  -              -           2,208
                                                             -------        -------       -------


BALANCE, October 31, 1995                                    $    80        $49,671       $ 2,911
                                                             =======        =======       =======



BALANCE, July 31, 1996                                       $    83        $55,251       $ 7,340
     Net income                                                  -              -             479
     Exercised stock options                                       1          1,259           -
     Income tax benefit from exercised stock options             -              355           -
                                                             -------        -------       -------

BALANCE, October 31, 1996                                    $    84        $56,865       $ 7,819
                                                             =======        =======       =======














The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended October 31, 1996 and 1995
                                  (Unaudited)
(In thousands)


                                                                                                 Three Months Ended
                                                                                                     October 31
                                                                                                --------------------
                                                                                                   1996      1995
                                                                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                               $   479    $ 2,208
       Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                    2,718      2,752
                 Deferred income taxes                                                              150        150
                 Changes in certain assets and liabilities
                    Accounts receivable - net                                                        57      8,031
                    Inventories                                                                  (1,503)    (4,196)
                    Prepaid expenses and other current assets                                      (996)        27
                    Other assets - net                                                             (717)      (388)
                    Accounts payable and accrued liabilities                                        (23)    (4,982)
                    Other long-term liabilities                                                      (1)       (13)
                                                                                                -------    -------
                       Total adjustments                                                           (315)     1,381
                                                                                                -------    -------

                          Net cash provided by operating activities                                 164      3,589
                                                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                      (6,123)    (2,390)
       Investment in joint ventures                                                              (2,271)         -
                                                                                                -------    -------

                          Net cash used in investing activities                                  (8,394)    (2,390)
                                                                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Change in cash overdrafts                                                                    936      1,678
       Activity under the Credit Agreement:
           Net activity under revolving line of credit                                            4,494     (5,351)
           Repayment of acquisition facility                                                     (1,465)    (1,416)
           Draw on acquisition facility                                                           1,750          -
       Issuance of other long-term debt                                                           1,878      2,632
       Repayment of other long-term debt                                                           (573)      (509)
       Payment of deferred financing costs                                                          (50)      (199)
       Exercised stock options                                                                    1,260          -
                                                                                                -------    -------
                          Net cash provided by financing activities                               8,230      3,165
                                                                                                -------    -------

                          Net change in cash                                                          -     (1,966)

CASH, beginning of period                                                                             -      1,966
                                                                                                -------    -------

CASH, end of period                                                                             $     -    $     -
                                                                                                =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                                   $ 1,232    $ 1,170
       Cash paid for income taxes, net                                                               84         27



The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as rail car, locomotive and idler wheels, mounted wheel sets and metal brake shoes; and classification yard products and automation systems.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.


2.  BUSINESS COMBINATIONS

     Effective May 31, 1996, the Company acquired Deco Industries Inc. of Milwaukee, Wisconsin, and selected assets of Deco Automation located in Norristown, Pennsylvania, for a combination of common stock and cash. The acquired companies manufacture railroad classification yard retarder control and automation systems. Pursuant to the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next five years. For the three months ended October 31, 1996, the assumed issuance of such contingent shares (along with the assumed earnings level) would be antidilutive to earnings per share.

     Effective May 31, 1996, the Company purchased its partner's interest in the ABC Rail Cogifer Industrial joint venture partnership. The then purpose of ABC Rail-Cogifer Industrial was to manufacture and sell trackwork from the Cincinnati, Ohio, facility purchased by the partnership from Cogifer in January 1994. The plant's new role within the Company will be redirected towards both new and remanufactured track products.

     Effective June 21, 1996, the Company began operating a wheel mounting, wheel assembly and trackwork service business in Tacoma, Washington. The Company is currently leasing the operating facility from the previous operators with whom the Company also entered into certain employment, consulting and non-compete agreements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at October 31, 1996, and July 31, 1996, consisted of the following (in thousands):

                                       October 31,   July 31,
                                          1996         1996
                                       -----------  -----------
          Raw materials                 $22,849       $22,886
          Work in process                 8,618         7,779
          Finished goods                  5,098         4,497
          Supplies and spare parts        4,256         4,156
                                        -------       -------
                                        $40,821       $39,318
                                        =======       =======

4. DEBT

     The Company's primary credit facilities include a five year credit agreement (the "Credit Agreement") and two term loans. The Credit Agreement includes a $15.0 million non-amortizing term loan, a $50.0 million (as amended) revolving credit line and a $17.8 million (as amended) acquisition facility. At October 31, 1996, remaining availability under the Credit Agreement, was $26.4 million.

     Interest on all amounts borrowed under the Credit Agreement is payable monthly, in arrears, at one of the following rates at the option of the
     Company: (i) base rate (as defined) plus 0.5% to 1.5%, or (ii) LIBOR (as defined) plus 2.0% to 3.5%. As of October 31, 1996, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.2%. The Company has pledged as collateral for the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries.

     The Credit Agreement contains various financial covenants which, among other provisions, include prohibiting or limiting the incurrence of additional indebtedness. The Credit Agreement alson contains certain financial covenants (all as defined) (i) requiring the maintenance of a minimum Fixed Charge Coverage Ratio; (ii) requiring the maintenance of a Minimum Interest Coverage Ratio; (iii) requiring the maintenance of a minimum Adjusted Net Worth and; (iv) limiting the incurrence of Capital Expenditures. Due to the reduced level of earnings during the first quarter and the additional investment in the China joint venture (as described in Note 6), the Company was not in compliance with all of the Credit Agreement covenants as of October 31, 1996. The Company immediately obtained a waiver of default from its group of lenders.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     On September 26, 1994, the Company entered into a five-year term loan agreement to finance up to $9.9 million in capital expenditures for the new wheel machining center for its Calera, Alabama, facility. A total of $9.2 million was drawn under this term loan. The Company entered into an additional seven-year term loan agreement with the same lender on July 20, 1995, to finance up to $12.5 million of capital expenditures for the new rail mill center located in Chicago Heights, Illinois. Through October 31, 1996, $4.5 million has been drawn under this second term loan. The term loans are secured by the related fixed assets, bear interest at 7.0% as of October 31, 1996 and contain identical financial covenants which require the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all of its covenants under the term loans as of October 31, 1996.

     In conjunction with the purchase of its partner's interest in the ABC Rail-Cogifer Industrial joint venture partnership, the Company assumed the joint venture's existing $3.0 million revolving credit facility with a third party financial institution. Borrowings under this facility are secured by accounts receivable and inventories of ABC Rail-Cogifer Industrial and bear interest at 8.75% as of October 31, 1996. The Company is evaluating the option of consolidating this debt into its other existing debt. In the interim, the Company is out of compliance with a certain financial covenant related to this revolver. The lending institution has deferred issuance of a waiver on the covenant pending the Company's decision regarding the consolidation of this debt into its other existing debt. This debt matures in April 1997.


5.  COMMITMENTS AND CONTINGENCIES

     In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex Corporation ("Abex") in 1987, the Company obtained a comprehensive environmental indemnity from Abex. The indemnity covers environmental conditions, whether or not then known, in existence at the time of purchase, without dollar or time limit. Shortly after the purchase, the Company performed surveys to assess the environmental conditions at the time of the purchase. As a result of these studies, the Company has undertaken environmental projects, including underground storage tank removal, corrective action and other remedial action as necessary. Some of these actions are ongoing and similar actions may be necessary in the future. When Abex refused to compensate the Company for cost incurred, the Company filed suit against Abex on November 18, 1991. In a separate lawsuit filed in October 1994, the Company also asserts that Abex is required to indemnify the Company for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by the Company) caused by the environmental contamination at that site. In October 1995, a judgment in the 1991 lawsuit was finalized with the Company receiving a payment of $2.8 million from Abex. The Company recorded the receipt of this payment as a reserve to address other potential matters related to ongoing Abex issues. The judgment is exclusive of indemnification for any future environmental claims. While the Company believes the cost of environmental projects related to ongoing Abex issues may be properly recoverable under the indemnity, the Company is responsible for such cost irrespective of whether it receives payment under the indemnity.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.  CHINA JOINT VENTURE

     In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.3 million will be made over the next three to six months and is expected to be funded from operations. Through October 31, 1996, $3.7 million ($2.1 million during the first quarter of fiscal 1997) has been contributed to the joint venture and additional amounts have been deferred in organizing the venture.

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


RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

Net Sales. Net sales decreased 4.5% to $55.9 million from $58.6 million. The decrease in sales is due primarily to a reduction in sales from specialty trackwork, and wheels and idlers. The reduction in specialty trackwork sales is attributable to the merger-induced slowdown of order releases from the Western Class I railroads and the acceleration of the planned manufacturing process changes at the Company's trackwork plants. These process upgrades require major reconfiguring of the shop floors' layouts into cell manufacturing centers resulting in disruptions to the normal manufacturing process flow. The normal seasonal lull (coupled with the new orders expected now that the Union Pacific-Southern Pacific merger is complete) made this an opportune time to absorb a mild, short-term setback in sales in exchange for improved capacity. The decline in sales of wheels and idlers also reflects the decision to accelerate process improvements at the wheel foundry in Calera, Alabama. While these foundry process improvements also resulted in production slowdowns at this plant, when completed, the foundry will provide the quality input needed to capitalize on the significant improvements recently instituted in the plant's machine shop.

Gross Profit and Cost of Sales. Gross profit decreased 33.5% to $5.4 million from $8.1 million. The $2.7 million decrease was primarily due to the sales changes discussed above. In addition, the track and wheel plants were further impacted by reduced output due to manufacturing improvements with virtually no change in fixed costs during this quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million. The small increase in expenses between quarters does not include any unusual items.

Operating Income. Operating income decreased 58.4% to $2.1 million from $5.1 million. The decrease resulted largely from the 33.5% ($2.7 million) decrease in gross profit, along with the increase in selling, general and administrative expenses ($0.3 million). In addition to the issues previously discussed, the Company's sales and profits are typically lower during the first half of the Company's fiscal year than during the second half of the fiscal year. See "Seasonality."

Other. Interest expense decreased 6.9%, or $0.1 million, due primarily to continuing repayment of the acquisition facility of the Credit Agreement and a reduction in interest rates on a portion of the Credit Agreement debt.

SEASONALITY
-----------

The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of the Company's fiscal year.
In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company does not expect any significant departure from the historical demand patterns during the present fiscal year ending July 31, 1997.

The following graphs illustrate the historical results of the Company's seasonal pattern of sales and income.

                             [GRAPH APPEARS HERE]

Graph showing the following data  (Description of Graphs for Edgar Filing):

Quarterly Net Sales

In 1993:  Q1 $31.8 million, Q2 $33.2 million, Q3 $40.5 million and Q4 $43.2 million
In 1994:  Q1 $37.2 million, Q2 $40.1 million, Q3 $52.2 million and Q4 $57.7 million
In 1995:  Q1 $54.6 million, Q2 $56.3 million, Q3 $62.1 million and Q4 $70.2 million
In 1996:  Q1 $58.6 million, Q2 $58.5 million, Q3 $60.1 million and Q4 $63.4 million
In 1997:  Q1 $55.9 million

Graph showing the following data  (Description of Graphs for Edgar Filing):

                             [GRAPH APPEARS HERE]

     *Before Cumulative Effect of Accounting Change and Extraordinary Items

Quarterly Income / (Loss)*

In 1993: Q1 $0.1 million, Q2 $0.5 million, Q3 $1.2 million and Q4 $1.8 million
In 1994: Q1 $0.8 million, Q2 $1.3 million, Q3 $2.4 million and Q4 $2.4 million
In 1995: Q1 $2.0 million, Q2 $2.1 million, Q3 $3.8 million and Q4 $3.8 million
In 1996: Q1 $2.2 million, Q2 $2.7 million, Q3 ($2.5) million and Q4 $4.4 million
In 1997:  Q1 $0.5 million

*  Before cumulative effect of accounting change and extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Cash generated from operations, structured borrowings and equity offerings have been the major sources of funds for working capital, capital expenditures and acquisitions. For the three months ended October 31, 1996 and 1995, net cash provided by operating activities totaled $0.2 million and $3.6 million, respectively. The decrease in operating cash flow is due primarily to the reduction in net income between periods and the net increase in working capital items.

Capital expenditures during the first quarter of fiscal 1997 and 1996 were $6.1 million (including $3.3 million related to the new rail mill located in Chicago Heights, IL) and $2.4 million, respectively.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.3 million will be made over the next three to six months, and is expected to be funded from operations. Through October 31, 1996, $3.7 million ($2.1 million during the first quarter of fiscal
1997) has been contributed to the joint venture and additional amounts have been deferred in organizing the venture.

For the three months ended October 31, 1996 and 1995, net cash provided by financing activities totaled $8.2 million and $3.2 million, respectively. The increase in financing cash flows is due primarily to (a) the net draw on the Credit Agreement to support the reduced cash from operating activities and the increased use of cash for investing activities; (b) a draw on the acquisition facility to finance the purchase of the Company's partner's interest in the ABC Rail-Cogifer Industrial joint venture partnership (see Note 2 for additional information); (c) a draw on the term loan to support the capital expenditures for the new rail mill (see following for additional comments); and (d) proceeds from the exercise, during the current quarter, of stock options.

On September 26, 1994, the Company entered into a five-year term loan agreement to finance up to $9.9 million in capital expenditures for the new wheel machining center for its Calera, Alabama facility. A total of $9.2 million was drawn under this loan. The Company entered into an additional seven-year term loan agreement with the same lender on July 20, 1995 to finance up to $12.5 million of capital expenditures for the new rail mill center located in Chicago Heights, Illinois. Through October 31, 1996, $4.5 million has been drawn under this second term loan. Both term loans contain the same financial covenants which require the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. The Company was in compliance with all of its covenants under the term loans as of October 31, 1996.

The Credit Agreement includes a $15.0 million non-amortizing term loan, a $50.0 million (as amended) revolving credit line and a $17.8 million (as amended) acquisition facility. At October 31, 1996, remaining availability under the Credit Agreement was $26.4 million and the weighted average interest rate of outstanding borrowings was 8.2%. The Credit Agreement contains customary financial and other covenants. Due to the reduced level of earnings during the quarter and the additional investment in the China joint venture, the Company was not in compliance with all of the Credit Agreement covenants as of October 31, 1996. The Company immediately obtained a waiver of default from its group of lenders.

On November 15, 1996, the Company filed a registration statement for the potential offering, from time to time, of Subordinated Debt Securities and/or shares of its Common Stock, par value $0.01, at prices and on terms to be determined when an agreement to sell is made or at the time or times of sales, as the case may be. The Subordinated Debt Securities and the Common Stock may be issued in one or more series or issuances, as the case may be, and the aggregate initial offering price thereof will not exceed $100 million. The Company expects it may issue Subordinated Debt Securities during the second quarter of 1997 to finance the reduction of outstanding Senior Debt.


FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand, the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; and the risks described from time to time in the Company's SEC reports.

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6  -  Exhibits and Reports on Form 8-K

     (A)  Exhibits

               3.1 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company.

               3.2 Certificate of Correction of Certificate of Designation of the Company.

               4.1 Amendment No. 1, dated as of November 18, 1996 to Rights Agreement, dated as of September 29, 1995, between the Company and LaSalle National Trust, N.A., as Rights Agent.

              27.1  Financial Data Schedule.

     (B)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated October 8, 1996 to report, under Item 5 of Form 8-K, the retirement of Mr. Ben R. Yorks, the Company's former President and Chief Operating Officer and a Current Report on Form 8-K dated October 22, 1996 to report, under Item 5 of Form 8-K, strategic plant upgrades and expected lower sales and substantial earnings decline for the first quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ABC RAIL PRODUCTS CORPORATION



                                            /s/ D. Chisholm MacDonald
                                     -------------------------------------------
                                     D. Chisholm MacDonald
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Duly authorized Officer and
                                     Principal Financial and Accounting Officer)


Date:     December 3, 1996
     ------------------------------