Form 10-Q
period 1997-01-31
ABC RAIL PRODUCTS CORP
filed 1997-03-07
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        January 31, 1997                                         0-22906
-----------------------------                             ----------------------
        For the Quarter Ended                             Commission File Number



                         ABC Rail Products Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                           36-3498749
-----------------------------                            -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification Number)



               200 South Michigan Avenue, Chicago, IL  60604-2402
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number                                   (312) 322-0360
                                                             -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        X                  No
                                ------------------           ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                                Outstanding at February 28, 1997
----------------------------              -------------------------------------

Common Stock, $.01 par value                         8,954,082 Shares

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                  Page
                                                                                  ----
Part I   Financial Information

       Item 1     Consolidated Financial Statements

                     Consolidated Balance Sheets                                     3

                     Consolidated Statements of Operations                           4

                     Consolidated Statements of Stockholders' Equity                 5

                     Consolidated Statements of Cash Flows                           6

                     Notes to Unaudited Consolidated Financial Statements       7 - 10


       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    11 - 16

Part II  Other Information

       Item 2        Changes in Securities                                          17

       Item 4        Submission of Matters to a Vote of Security Holders            17

       Item 6        Exhibits and Reports on Form 8-K                          17 - 18

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    As of January 31, 1997 and July 31, 1996

(In thousands, except share and per share data)


                                         January 31,   July 31,
ASSETS                                      1997         1996
------                                   -----------   --------
                                         (unaudited)
CURRENT ASSETS:
  Accounts receivable, less
   allowances of $767 and $865,
   respectively                            $ 35,500   $ 31,515
  Inventories (Note 3)                       48,865     39,318
  Prepaid expenses and other current
   assets                                     3,415      1,810
  Prepaid income taxes                        3,522      3,625
                                           --------   --------

   Total current assets                      91,302     76,268
                                           --------   --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                        1,927      1,605
  Buildings and improvements                 12,182     12,127
  Machinery and equipment                    77,076     73,664
  Construction in progress                   23,360     15,459
                                           --------   --------
                                            114,545    102,855
  Less - Accumulated depreciation           (33,164)   (30,106)
                                           --------   --------

    Net property, plant and equipment        81,381     72,749
                                           --------   --------

INVESTMENT IN UNCONSOLIDATED JOINT
 VENTURES                                     8,566      5,604
                                           --------   --------

OTHER ASSETS - net                           25,353     15,483
                                           --------   --------

    Total assets                           $206,602   $170,104
                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Cash overdrafts                          $  2,394   $  3,907
  Current maturities of long-term debt        7,301      6,942
  Accounts payable                           31,461     22,759
  Accrued liabilities                        16,874     14,798
                                           --------   --------

    Total current liabilities                58,030     48,406
                                           --------   --------

LONG-TERM DEBT, less current maturities      60,537     49,443
                                           --------   --------

DEFERRED INCOME TAXES                         5,880      5,316
                                           --------   --------

OTHER LONG-TERM LIABILITIES                   4,266      4,265
                                           --------   --------


STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
   1,000,000 shares authorized;
   no shares issued or outstanding               -          -
  Common stock, $.01 par value;
   25,000,000 shares authorized;
   8,954,082 shares and 8,271,026 shares
   issued and outstanding as of January 31,
   1997 and July 31, 1996, respectively          90         83
  Additional paid-in capital                 67,372     55,251
  Retained earnings                          10,427      7,340
                                           --------   --------

    Total stockholders' equity               77,889     62,674
                                           --------   --------

    Total liabilities and stockholders'
    equity                                 $206,602   $170,104
                                           ========   ========


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended January 31, 1997 and 1996
                                  (Unaudited)

 (In thousands, except per share data)
                                                      Three Months Ended     Six Months Ended
                                                         January 31            January 31
                                                      ------------------    ------------------
                                                       1997       1996        1997      1996
                                                      -------   -------     --------  --------
NET SALES                                             $55,710   $58,545     $111,621  $117,119
COST OF SALES                                          47,102    50,081       97,640   100,573
                                                      -------   -------     --------  --------
  Gross profit                                          8,608     8,464       13,981    16,546
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            2,707     2,552        5,942     5,493
                                                      -------   -------     --------  --------
  Operating income                                      5,901     5,912        8,039    11,053
INTEREST EXPENSE                                        1,423     1,310        2,698     2,679
AMORTIZATION OF DEFERRED FINANCING COSTS                   59        44          112        78
                                                      -------   -------     --------  --------
 Income before income taxes                             4,419     4,558        5,229     8,296
PROVISION FOR INCOME TAXES                              1,811     1,868        2,142     3,398
                                                      -------   -------     --------  --------
 Net income                                           $ 2,608   $ 2,690     $  3,087  $  4,898
                                                      =======   =======     ========  ========

NET INCOME PER COMMON SHARE                             $0.30     $0.33        $0.36     $0.59
                                                      =======   =======     ========  ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              8,777     8,216        8,552     8,235
                                                      =======   =======     ========  ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Six Months Ended January 31, 1997 and 1996
                                  (Unaudited)

(In thousands)
                                                  Additional
                                          Common   Paid-in    Retained
                                          Stock    Capital    Earnings
                                          ------  ----------  --------
BALANCE, July 31, 1995                    $   80    $49,671    $   703
  Net income                                 -          -        4,898
 Exercised stock options                     -          350        -
                                          ------    -------    -------


BALANCE, January 31, 1996                 $   80    $50,021    $ 5,601
                                          ======    =======    =======



BALANCE, July 31, 1996                    $   83    $55,251    $ 7,340
  Net income                                 -          -        3,087
  Exercised stock options                      1      1,484        -
 Income tax benefit from exercised
  stock options                              -          417        -
 Shares issued in business acquisition         6     10,220        -
                                          ------    -------    -------

BALANCE, January 31, 1997                 $   90    $67,372    $10,427
                                          ======    =======    =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three and Six Months Ended January 31, 1997 and 1996
                                  (Unaudited)


(In thousands)
                                                                            Three Months Ended     Six Months Ended
                                                                                 January 31          January 31
                                                                            ------------------    -------------------
                                                                             1997       1996        1997       1996
                                                                            -------    -------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $ 2,608    $ 2,690    $  3,087    $ 4,898
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation  and amortization                                        3,635      2,492       6,353      5,244
        Deferred income taxes                                                   156        159         306        309
        Changes in certain assets and liabilities, net of effect of acquired business:
            Accounts receivable - net                                         2,200        173       2,257      8,204
            Inventories                                                      (7,853)      (761)     (9,356)    (4,957)
            Prepaid expenses and other current assets                          (509)      (443)     (1,505)      (416)
            Other assets - net                                                 (476)      (292)     (1,193)      (680)
            Accounts payable and accrued liabilities                          7,350     (1,779)      7,327     (6,761)
            Other long-term liabilities                                           2          3           1        (10)
                                                                            -------    -------    --------    -------
                Total adjustments                                             4,505       (448)      4,190        933
                                                                            -------    -------    --------    -------
                    Net cash provided by operating activities                 7,113      2,242       7,277      5,831
                                                                            -------    -------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (6,857)    (2,361)    (12,980)    (4,751)
    Business acquisitions, less cash acquired                                    (2)         -          (2)         -
    Investment in joint ventures                                               (650)         -      (2,921)         -
                                                                            -------    -------    --------    -------
                    Net cash used in investing activities                    (7,509)    (2,361)    (15,903)    (4,751)
                                                                            -------    -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdrafts                                                (2,597)     1,511      (1,661)     3,189
    Activity under the Credit Agreement:
        Net activity under revolving line of credit                           4,922        326       9,416     (5,025)
        Repayment of acquisition facility                                    (1,563)    (1,416)     (3,028)    (2,832)
        Draw on acquisition facility                                              -          -       1,750          -
    Issuance of other long-term debt                                              -          -       1,878      2,632
    Repayment of other long-term debt                                          (570)      (573)     (1,143)    (1,082)
    Payment of deferred financing costs                                         (21)       (79)        (71)      (278)
    Exercised stock options                                                     225        350       1,485        350
                                                                            -------    -------    --------    -------
                    Net cash provided by (used in) financing activities         396        119       8,626     (3,046)
                                                                            -------    -------    --------    -------
                    Net change in cash                                            -          -           -     (1,966)

CASH, beginning of period                                                         -          -           -      1,966
                                                                            -------    -------    --------    -------
CASH, end of period                                                         $     -    $     -    $      -    $     -
                                                                            =======    =======    ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                  $ 1,394    $ 1,274    $  2,626    $ 2,444
    Cash paid for income taxes, net                                             592      1,814         676      1,841

NON-CASH TRANSACTIONS:
    Business acquisitions
        Common stock issued                                                 $10,226    $     -    $ 10,226    $     -
        Cash paid                                                                 2          -           2          -
                                                                            -------    -------    --------    -------
                    Total consideration                                      10,228          -      10,228          -
        Assets acquired                                                      17,209          -      17,209          -
                                                                            -------    -------    --------    -------
                    Liabilities assumed                                     $ 6,981    $     -    $  6,981    $     -
                                                                            =======    =======    ========    =======

        The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as rail car, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal system installation and maintenance.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1996 Annual Report to Stockholders.


2.   Business Combinations

     Effective May 31, 1996, the Company acquired Deco Industries Inc. of Milwaukee, Wisconsin, and selected assets of Deco Automation located in Norristown, Pennsylvania, for a combination of common stock and cash. The acquired companies manufacture railroad classification yard retarder control and automation systems. Under the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next five years. For the three and six months ended January 31, 1997, the assumed issuance of such contingent shares (along with the assumed earnings level) would not reduce earnings per share.

     Effective May 31, 1996, the Company purchased its partner's interest in the ABC Rail Cogifer Industrial joint venture partnership. The initial purpose of ABC Rail-Cogifer Industrial was to manufacture and sell trackwork from the Cincinnati, Ohio, facility purchased by the partnership from Cogifer in January 1994. The plant's new role within the Company has been redirected towards both new and remanufactured track products.

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

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Effective December 17, 1996, the Company acquired American Systems Technologies, Inc. ("AST") of Verona, Wisconsin for common stock. AST provides railway signal system installation and maintenance to the short line, regional, commuter and transit railroads. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. For the three and six months ended January 31, 1997, the assumed issuance of such contingent shares (along with assumed earnings level) would not reduce earnings per share.


3.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at January 31, 1997, and July 31, 1996, consisted of the following (in thousands):

                                              January 31,     July 31,
                                                 1997           1996
                                              -----------     --------
          Raw materials                         $26,427        $22,886
          Work in process                        11,073          7,779
          Finished goods                          6,966          4,497
          Supplies and spare parts                4,399          4,156
                                                -------        -------
                                                $48,865        $39,318
                                                =======        =======


4.   Debt

     On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. Shortly after the end of the current quarter, the Company completed an offering (the "Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million after-tax loss will be recognized in the third quarter reflecting the early retirement of certain of the indebtedness under the old credit agreement.

     The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% of face value thereafter. The notes are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and
     (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Prior to the Offering, the Company's primary credit facilities included a five year credit agreement (the "Credit Agreement") and two term loans. The Credit Agreement included a $15.0 million non-amortizing term loan, a $50.0 million (as amended) revolving credit line and a $17.8 million (as amended) acquisition facility.

     Simultaneous with the consummation of the Offering, the Company amended and restated the Credit Agreement. Under the amended Credit Agreement (i) the non-amortizing term loan and the acquisition facility that existed under the Credit Agreement were paid in full and canceled, (ii) the revolving credit line that existed under the Credit Agreement was increased to $90 million and (iii) the terms of certain financial covenants were modified.

     The modified financial covenants under the amended Credit Agreement are similar to those under the Notes Indenture. The Company is in compliance with the new debt covenants.

     Interest on all amounts borrowed under the Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while the LIBOR rate is in effect. As of January 31, 1997, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.9%. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of January 31, 1997, availability under the amended Credit Agreement was $40.0 million.

     The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. Through January 31, 1997, $4.5 million had been drawn under this term loan. The term loan is secured by the related fixed assets, bears interest at 7.1% as of January 31, 1997 and contains financial covenants which requires the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. A second, similar term loan was repaid in full with a portion of the proceeds from the Offering. The Company was in compliance with all of its covenants under the term loan as of January 31, 1997.


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

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     As a result of these studies, the Company has undertaken environmental projects, including underground storage tank removal, corrective action and other remedial action as necessary. Some of these actions are ongoing and similar actions may be necessary in the future. When Abex refused to compensate the Company for costs incurred, the Company filed suit against Abex on November 18, 1991. In a separate lawsuit filed in October 1994, the Company also asserts that Abex is required to indemnify the Company for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by the Company) caused by the environmental contamination at that site. In October 1995, a judgment in the 1991 lawsuit was finalized with the Company receiving a payment of $2.8 million from Abex. The Company recorded the receipt of this payment as a reserve to address other potential matters related to ongoing Abex issues. The judgment is exclusive of indemnification for any future environmental claims. While the Company believes the costs of environmental projects related to ongoing Abex issues may be properly recoverable under the indemnity, the Company is responsible for such costs irrespective of whether it receives payment under the indemnity.


6.   China Joint Venture

     In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.3 million is expected to be made by mid-1997 and is expected to be funded from operations. Through January 31, 1997, $4.3 million ($2.7 million during the first half of fiscal 1997) has been contributed to the joint venture and additional amounts have been deferred in organizing the venture.

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


RESULTS OF OPERATIONS
---------------------


Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

Net Sales. Net sales decreased 4.8% to $55.7 million from $58.5 million. The decrease in sales is due primarily to a reduction in sales of wheels and idlers, offset by a small increase in sales of specialty trackwork. The decline in sales of wheels and idlers reflects the decision to accelerate process improvements at the wheel foundry in Calera, Alabama. While these foundry process improvements resulted in temporary production slowdowns at this plant, when completed, the foundry is expected to provide the quality input needed to capitalize on the significant improvements recently instituted in the plant's machine shop. The smaller than anticipated increase in specialty trackwork sales reflects the merger-induced slowdown of order releases from the Western Class I railroads and the acceleration of the planned manufacturing process changes at the Company's trackwork plants. These process upgrades require major reconfiguring of shop floor layouts into cell manufacturing centers resulting in disruptions to the normal manufacturing process flow. The normal seasonal fluctuation (coupled with the new orders expected now that the Union Pacific-Southern Pacific merger is complete) made the first half of fiscal 1997 an opportune time to absorb a mild, short-term setback in sales in exchange for long-term improved capacity.

Gross Profit and Cost of Sales. Gross profit increased 1.7% to $8.6 million from $8.5 million. While margins were lower during the quarter related to the sales reduction discussed above, overall margins were higher due to improved operating efficiencies. Gross margin for the current quarter was 15.5% versus 14.5% for the prior year quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million. The small increase in expenses between quarters does not include any unusual items.

Operating Income. Operating income was flat between quarters at $5.9 million. The small increase in gross profit, was offset by the increase in selling, general and administrative expenses ($0.2 million). In addition to the issues previously discussed, the Company's sales and profits are typically lower during the first half of the Company's fiscal year than during the second half of the fiscal year. See "Seasonality."

Other. Interest expense increased 8.6%, or $0.1 million, due primarily to an overall higher level of outstanding debt to support expanding operations, offset by the continuing repayment of the acquisition facility of the Credit Agreement and a reduction in interest rates on a portion of the borrowings under the Credit Agreement.

Six Months Ended January 31, 1997 Compared to Six Months Ended January 31, 1996


Net Sales. Net sales decreased 4.7% to $111.6 million from $117.1 million. The decrease in sales is due primarily to a reduction in sales of specialty trackwork, and wheels and idlers. The reduction in specialty trackwork sales is attributable to the merger-induced slowdown of order releases from the Western Class I railroads and the acceleration of the planned manufacturing process changes at the Company's trackwork plants. These process upgrades require major reconfiguring of shop floor layouts into cell manufacturing centers resulting in disruptions to the normal manufacturing process flow. The normal seasonal fluctuation (coupled with the new orders expected now that the Union Pacific-Southern Pacific merger is complete) made the first half of fiscal 1997 an opportune time to absorb a mild, short-term setback in sales in exchange for improved capacity. The decline in sales of wheels and idlers also reflects the decision to accelerate process improvements at the wheel foundry in Calera, Alabama. While these foundry process improvements resulted in temporary production slowdowns at this plant, when completed, the foundry will provide the quality input needed to capitalize on the significant improvements recently instituted in the plant's machine shop.

Gross Profit and Cost of Sales. Gross profit decreased 15.5% to $14.0 million from $16.5 million. The $2.5 million decrease was primarily due to the sales changes discussed above. In addition, the track and wheel plants were further impacted by reduced output due to manufacturing improvements with virtually no change in fixed costs during the first half of fiscal 1997. Accordingly, gross margin declined from 14.1% to 12.5% for the comparable six month periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million. The small increase in expenses between quarters does not include any unusual items.

Operating Income. Operating income decreased 27.3% to $8.0 million from $11.1 million. The decrease resulted largely from the 15.5% ($2.5 million) decrease in gross profit. In addition to the issues previously discussed, the Company's sales and profits are typically lower during the first half of the Company's fiscal year than during the second half of the fiscal year. See "Seasonality."

Other. Interest expense was $2.7 million for each reporting period. While the overall level of outstanding debt was higher during the current reporting period, total interest expense was mitigated due to the continuing repayment of the acquisition facility of the Credit Agreement and a reduction in interest rates on a portion of the borrowings under the Credit Agreement.

SEASONALITY
-----------

The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation. As a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, which roughly corresponds to the second half of the Company's fiscal year. In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December. This also tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company does not expect any significant departure from the historical demand patterns during the present fiscal year ending July 31, 1997.

The following graphs illustrate the historical results of the Company's seasonal pattern of sales and income.



                              QUARTERLY NET SALES
                                ($ in millions)


                             [GRAPH APPEARS HERE]


Graph showing the following data  (Description of Graph for Edgar Filing):

Quarterly Net Sales

In 1993:  Q1 $31.8 million, Q2 $33.2 million, Q3 $40.5 million and Q4 $43.2 million
In 1994:  Q1 $37.2 million, Q2 $40.1 million, Q3 $52.2 million and Q4 $57.7 million
In 1995:  Q1 $54.6 million, Q2 $56.3 million, Q3 $62.1 million and Q4 $70.2 million
In 1996:  Q1 $58.6 million, Q2 $58.5 million, Q3 $60.1 million and Q4 $63.4 million
In 1997:  Q1 $55.9 million, Q2 $55.7 million

                           QUARTERLY INCOME / (LOSS)*

                                ($ in millions)

   *  Before Cumulative Effect of Accounting Change and Extraordinary Items.


                             [GRAPH APPEARS HERE]


Graph showing the following data (Description of Graph for Edgar Filing):

Quarterly Income  / (Loss)*

In 1993: Q1 $0.1 million, Q2 $0.5 million, Q3 $1.2 million and Q4 $1.8 million In 1994: Q1 $0.8 million, Q2 $1.3 million, Q3 $2.4 million and Q4 $2.4 million In 1995: Q1 $2.0 million, Q2 $2.1 million, Q3 $3.8 million and Q4 $3.8 million In 1996: Q1 $2.2 million, Q2 $2.7 million, Q3 ($2.5) million and Q4 $4.4 million
In 1997:  Q1 $0.5 million, Q2 $2.6 million

*  Before cumulative effect of accounting change and extraordinary items.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated from operations, structured borrowings, and debt and equity offerings has been the major source of funds for working capital, capital expenditures and acquisitions. For the six months ended January 31, 1997 and 1996, net cash provided by operating activities totaled $7.3 million and $5.8 million, respectively. The increase in operating cash flow is due primarily to the net decrease in working capital items and increased levels of depreciation and amortization.

Capital expenditures during the first half of fiscal 1997 and 1996 were $13.0 million (including $7.4 million related to the new rail mill located in Chicago Heights, IL) and $4.8 million, respectively.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.3 million is expected to be made by mid-1997, and is expected to be funded from operations. Through January 31, 1997, $4.3 million ($2.7 million during the first half of fiscal 1997) has been contributed to the joint venture and additional amounts have been deferred in organizing the venture.

For the six months ended January 31, 1997 and 1996, net cash provided by (used in) financing activities totaled $8.6 million and ($3.0) million, respectively. The increase in financing cash flows is due primarily to (a) the net draw on the Credit Agreement to support the cash needs for operating activities and the increased use of cash for investing activities; (b) a draw on the acquisition facility to finance the purchase of the Company's partner's interest in the ABC Rail-Cogifer Industrial joint venture partnership (see Note 2 for additional information); (c) a draw on the term loan to support the capital expenditures for the rail mill (see following for additional comments); and (d) proceeds from the exercise of stock options.

On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. Shortly after the end of the current quarter, the Company completed an offering (the "Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million after-tax loss will be recognized in the third quarter reflecting the early retirement of certain of the indebtedness under the old credit agreement.

The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% of face value thereafter. The notes are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness,
(ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

Prior to the Offering, the Company's primary credit facilities included a five year credit agreement (the "Credit Agreement") and two term loans. The Credit Agreement included a $15.0 million non-amortizing term loan, a $50.0 million (as amended) revolving credit line and a $17.8 million (as amended) acquisition facility.

Simultaneous with the consummation of the Offering, the Company amended and restated the Credit Agreement. Under the amended Credit Agreement (i) the non-amortizing term loan and the acquisition facility that existed under the Credit Agreement were paid in full and canceled, (ii) the revolving credit line that existed under the Credit Agreement was increased to $90 million and (iii) the terms of certain financial covenants were modified.

The modified financial covenants under the amended Credit Agreement are similar to those under the Notes Indenture. The Company is in compliance with the new debt covenants.

Interest on all amounts borrowed under the Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while the LIBOR rate is in effect. As of January 31, 1997, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.9%. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of January 31, 1997, availability under the amended Credit Agreement was $40.0 million.

The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. Through January 31, 1997, $4.5 million had been drawn under this term loan. The term loan is secured by the related fixed assets, bears interest at 7.1% as of January 31, 1997 and contains financial covenants which requires the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. A second, similar term loan was repaid in full with a portion of the proceeds from the Offering. The Company was in compliance with all of its covenants under the term loan as of January 31, 1997.


FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors. Some of these factors include general economic conditions; competitive factors and pricing pressures; shifts in market demand, the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; and the risks described from time to time in the Company's SEC reports.

Part II                                       OTHER INFORMATION
--------------------------------------------------------------------------------


Item 2 - Changes in Securities

       During the second quarter, the Company issued 555,556 shares of Common Stock to the prior owners of American Systems Technologies, Inc. ("AST") as consideration paid for the Company's acquisition of AST effective December 17, 1996. In addition, pursuant to the purchase agreement, the Company agreed to issue additional shares of Common Stock to the prior owners if certain earnings goals are met over the next three years. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.

Item 4 - Submission of Matters to a Vote of Security Holders

       On November 15, 1996 the annual stockholders' meeting was held. The following individuals were elected directors at the meeting:

        Director                 Votes For  Votes Against
        -----------------------  ---------  -------------

        Donald W. Grinter        6,349,711         13,125
        D. Chisholm MacDonald    6,349,711         13,125
        Jean-Pierre M. Ergas     6,168,511        194,325
        Donald R. Gant           6,349,811         13,025
        Clarence E. Johnson      6,349,811         13,025
        James E. Martin          6,349,811         13,025
        George W. Peck IV        6,349,811         13,025


       In addition, one other matter was submitted for shareholder approval at the meeting which was the ratification of the appointment of Arthur Andersen LLP for the fiscal year ended July 31, 1997. The votes cast for, votes cast against and abstentions were as follows:

              In Favor      Against     Abstain
              --------      -------     -------
              6,334,878     1,900        900

Item 6 - Exhibits and Reports on Form 8-K

       (A)  Exhibits

                 10.1 Second Amended and Restated Loan and Security Agreement dated as of January 31, 1997, among the Company and ABC Deco Inc. as the Borrowers, the Financial Institutions Parties thereto, as Lenders, and American National Bank and Trust Company of Chicago, as Agent.

                 27.1  Financial Data Schedule.

       (B)  Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated January 17, 1997 to report under Item 5, Other Events, the filing of, and to file, certain exhibits that relate to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 15, 1996 (Registration No. 333-16241) (the "Registration Statement").

                 The Company filed a Current Report on Form 8-K dated January 31, 1997 to report under Item 5, Other Events, the filing of, and to file, certain exhibits that relate to the Registration Statement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ABC RAIL PRODUCTS CORPORATION




                                    /s/ D. Chisholm MacDonald
                                    -------------------------
                                    D. Chisholm MacDonald
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Duly authorized Officer and
                                    Principal Financial and Accounting Officer)


Date:     March 6, 1997
     ------------------------