Form 10-Q
period 1997-04-30
ABC RAIL PRODUCTS CORP
filed 1997-06-13
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     April 30, 1997                                              0-22906
-------------------------                                ----------------------
  For the Quarter Ended                                  Commission File Number


                         ABC Rail Products Corporation
             (Exact name of registrant as specified in its charter)


             Delaware                                         36-3498749
---------------------------------                       ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification Number)



               200 South Michigan Avenue, Chicago, IL  60604-2402
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number                                (312) 322-0360
                                                         ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        X                  No
                                ------------------           -------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at May 30, 1997
------------------------------                 -----------------------------

 Common Stock, $.01 par value                         8,954,082 Shares

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                                      Page
Part I    Financial Information                                                       ----

   Item 1      Consolidated Financial Statements

                          Consolidated Balance Sheets                                    3

                          Consolidated Statements of Operations                          4

                          Consolidated Statements of Stockholders' Equity                5

                          Consolidated Statements of Cash Flows                          6

                          Notes to Unaudited Consolidated Financial Statements     7 -- 11


   Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       12 -- 17


Part II   Other Information

     Item 6       Exhibits and Reports on Form 8-K                                      18

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     As of April 30, 1997 and July 31, 1996

(In thousands, except share and per share data)

                                                                                                     April 30,          July 31,
ASSETS                                                                                                  1997              1996
------                                                                                              -----------        ---------
                                                                                                    (Unaudited)
CURRENT ASSETS:
   Accounts receivable, less allowances of $863 and $865, respectively                                 $ 42,184         $ 31,515
   Inventories (Note 3)                                                                                  48,821           39,318
   Prepaid expenses and other current assets                                                              1,580            1,810
   Prepaid income taxes                                                                                   3,460            3,625
                                                                                                       --------         --------

      Total current assets                                                                               96,045           76,268
                                                                                                       --------         --------
 PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                                   1,927            1,605
   Buildings and improvements                                                                            12,306           12,127
   Machinery and equipment                                                                               77,347           73,664
   Construction in progress                                                                              34,465           15,459
                                                                                                       --------         --------
                                                                                                        126,045          102,855
   Less - Accumulated depreciation                                                                      (35,284)         (30,106)
                                                                                                       --------         --------

      Net property, plant and equipment                                                                  90,761           72,749
                                                                                                       --------         --------

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                                              11,294            5,604
                                                                                                       --------         --------
OTHER ASSETS - net                                                                                       28,462           15,483
                                                                                                       --------         --------

      Total assets                                                                                     $226,562         $170,104
                                                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Cash overdrafts                                                                                     $  4,404         $  3,907
   Current maturities of long-term debt                                                                   2,369            6,942
   Accounts payable                                                                                      24,044           22,759
   Accrued liabilities                                                                                   19,998           14,798
                                                                                                       --------         --------
      Total current liabilities                                                                          50,815           48,406
                                                                                                       --------         --------

LONG-TERM DEBT, less current maturities (Note 4)                                                         87,654           49,443
                                                                                                       --------         --------

DEFERRED INCOME TAXES                                                                                     4,266            5,316
                                                                                                       --------         --------

OTHER LONG-TERM LIABILITIES                                                                               5,985            4,265
                                                                                                       --------         --------


STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                                         -                -
   Common stock, $.01 par value; 25,000,000 shares authorized;
      8,954,082 shares and 8,271,026 shares issued and outstanding
          as of April 30, 1997 and July 31, 1996, respectively                                               90               83
   Additional paid-in capital                                                                            67,372           55,251
   Retained earnings                                                                                     10,380            7,340
                                                                                                       --------         --------

      Total stockholders' equity                                                                         77,842           62,674
                                                                                                       --------         --------

      Total liabilities and stockholders' equity                                                       $226,562         $170,104
                                                                                                       ========         ========



The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended April 30, 1997 and 1996
                                  (Unaudited)

(In thousands, except per share data)
                                                                             Three Months Ended       Nine Months Ended
                                                                                  April 30                 April 30
                                                                            --------------------     -------------------
                                                                              1997       1996          1997       1996
                                                                            ---------  ---------     ---------  --------
NET SALES                                                                    $73,817    $60,139      $185,438   $177,258
COST OF SALES                                                                 67,592     56,286       165,232    156,859
                                                                             -------    -------      --------   --------
        Gross profit                                                           6,225      3,853        20,206     20,399
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   3,725      3,668         9,667      9,161
SPECIAL CHARGE (NOTE 7)                                                            -      3,155             -      3,155
                                                                             -------    -------      --------   --------
        Operating income (loss)                                                2,500     (2,970)       10,539      8,083
INTEREST EXPENSE                                                               1,943      1,263         4,641      3,942
AMORTIZATION OF DEFERRED FINANCING COSTS                                         117         46           229        124
                                                                             -------    -------      --------   --------
        Income (loss) before income taxes and extraordinary item                 440     (4,279)        5,669      4,017
PROVISION (BENEFIT) FOR INCOME TAXES                                             177     (1,752)        2,319      1,646
                                                                             -------    -------      --------   --------
        Income (loss) before extraordinary item                                  263     (2,527)        3,350      2,371
EXTRAORDINARY ITEM (NOTE 4))                                                    (310)         -          (310)         -
                                                                             -------    -------      --------   --------
        Net income (loss)                                                    ($   47)   ($2,527)     $  3,040   $  2,371
                                                                             =======    =======      ========   ========

NET INCOME (LOSS) PER COMMON SHARE:
        Income (loss) before extraordinary item                              $  0.03    ($ 0.30)     $   0.38   $   0.29
        Extraordinary item                                                     (0.03)         -         (0.03)         -
                                                                             -------    -------      --------   --------
               Net income (loss)                                             $     -    ($ 0.30)     $   0.35   $   0.29
                                                                             =======    =======      ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     8,954      8,347         8,671      8,273
                                                                             =======    =======      ========   ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended April 30, 1997 and 1996
                                  (Unaudited)

(In thousands)
                                                                    Additional
                                                         Common      Paid-in      Retained
                                                         Stock       Capital      Earnings
                                                         ------     ----------    --------

BALANCE, July 31, 1995                                     $80        $49,671      $   703
   Net income                                                -              -        2,371
   Exercised stock options                                   1          1,500            -
                                                           ---        -------      -------

BALANCE, April 30, 1996                                    $81        $51,171      $ 3,074
                                                           ===        =======      =======


BALANCE, July 31, 1996                                     $83        $55,251      $ 7,340
   Net income                                                -              -        3,040
   Exercised stock options                                   1          1,484            -
   Income tax benefit from exercised stock options           -            417            -
   Shares issued in business acquisition                     6         10,220            -
                                                           ---        -------      -------

BALANCE, April 30, 1997                                    $90        $67,372      $10,380
                                                           ===        =======      =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three and Nine Months Ended April 30, 1997 and 1996
                                  (Unaudited)


(In thousands)
                                                                                       Three Months Ended        Nine Months Ended
                                                                                            April 30                 April 30
                                                                                      --------------------      -------------------
                                                                                        1997        1996          1997       1996
                                                                                      ---------   --------      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 ($    47)   ($2,527)      $  3,040   $ 2,371
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Extraordinary item                                                                     310       -               310      -
    Depreciation and amortization                                                        2,859      2,484          9,212     7,727
    Deferred income taxes                                                                  167        147            473       456
    Changes in certain assets and liabilities, net of effect of acquired business:
           Accounts receivable - net                                                    (6,684)       469         (4,427)    8,673
           Inventories                                                                      44      4,259         (9,312)     (698)
           Prepaid expenses and other current assets                                     1,835        (73)           330      (489)
           Other assets - net                                                             (693)       204         (1,886)     (476)
           Accounts payable and accrued liabilities                                     (5,346)     1,311          1,981    (5,450)
           Other long-term liabilities                                                       -         (3)             1       (12)
                                                                                      --------    -------       --------   -------
                Total adjustments                                                       (7,508)     8,798         (3,318)    9,731
                                                                                      --------    -------       --------   -------

                Net cash provided by (used in) operating activities                     (7,555)     6,271           (278)   12,102
                                                                                      --------    -------       --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (11,915)    (2,000)       (24,895)   (6,751)
    Business acquisitions, less cash acquired                                             -          -                (2)     -
    Investment in joint ventures                                                        (2,050)      -            (4,971)     -
                                                                                      --------    -------       --------   -------

                Net cash used in investing activities                                  (13,965)    (2,000)       (29,868)   (6,751)
                                                                                      --------    -------       --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdrafts                                                            2,010        316            349     3,505
    Activity under the Credit Agreement:
         Net activity under revolving line of credit                                    (4,611)    (3,672)         4,805    (8,697)
         Repayment of acquisition facility                                              (2,165)    (1,416)        (5,193)   (4,248)
         Draw on acquisition facility                                                     -          -             1,750      -
    Repayment of term loan                                                             (15,000)      -           (15,000)     -
    Issuance of senior subordinated notes                                               50,000       -            50,000      -
    Issuance of other long-term debt                                                      -          -             1,878     2,632
    Repayment of other long-term debt                                                   (6,039)      (572)        (7,182)   (1,654)
    Payment of deferred financing costs                                                 (2,675)       (78)        (2,746)     (356)
    Exercised stock options                                                               -         1,151          1,485     1,501
                                                                                      --------    -------       --------   -------
                Net cash provided by (used in) financing activities                     21,520     (4,271)        30,146    (7,317)
                                                                                      --------    -------       --------   -------

                Net change in cash                                                        -          -              -       (1,966)

CASH, beginning of period                                                                 -          -              -        1,966
                                                                                      --------    -------       --------   -------

CASH, end of period                                                                   $   -       $  -          $   -      $  -
                                                                                      ========    =======       ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                            $    804    $ 1,424       $  3,430   $ 3,868
    Cash paid for income taxes, net                                                        900        862          1,576     2,703

NON-CASH TRANSACTIONS:
         Business acquisitions
                Common stock issued                                                   $   -       $  -          $ 10,226   $  -
                Cash paid                                                                 -          -                 2      -
                                                                                      --------    -------       --------   -------
                         Total consideration                                              -          -            10,228      -
                Assets acquired                                                           -          -            17,209      -
                                                                                      --------    -------       --------   -------
                         Liabilities assumed                                          $   -       $  -          $  6,981   $  -
                                                                                      ========    =======       ========   =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products and services include specialty trackwork, such as rail crossings and switches; mechanical products, such as rail car, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal system installation and maintenance.

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


2.   Business Combinations

     Effective May 31, 1996, the Company acquired Deco Industries Inc. of Milwaukee, Wisconsin, and selected assets of Deco Automation ("Deco") located in Norristown, Pennsylvania, for a combination of common stock and cash. The acquired companies manufacture railroad classification yard retarder control and automation systems. Under the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next five years. For the three and nine months ended April 30, 1997, the assumed issuance of such contingent shares (along with the assumed earnings level) would not reduce reported earnings per share.

     Effective May 31, 1996, the Company purchased its partner's interest in the ABC Rail Cogifer Industrial joint venture partnership. The initial purpose of ABC Rail-Cogifer Industrial was to manufacture and sell trackwork from the Cincinnati, Ohio, facility purchased by the partnership from Cogifer S.A. in January 1994. The plant's new role within the Company has been redirected towards both new and remanufactured track products.

     Effective June 21, 1996, the Company began operating a wheel mounting, wheel assembly and trackwork service business in Tacoma, Washington. The Company is currently leasing the operating facility from the previous operators with whom the Company also entered into certain employment, consulting and non-compete agreements.

     Effective December 17, 1996, the Company acquired American Systems Technologies, Inc. ("AST") of Verona, Wisconsin primarily with common stock. AST provides railway signal system installation and maintenance to the short line, regional, commuter and transit railroads.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. For the three and nine months ended April 30, 1997, the assumed issuance of such contingent shares (along with the assumed earnings level) would not reduce reported earnings per share.


3.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at April 30, 1997, and July 31, 1996, consisted of the following (in thousands):

                                              April 30,  July 31,
                                                1997       1996
                                              ---------  --------

                Raw materials                  $28,979    $22,886
                Work in process                  9,909      7,779
                Finished goods                   5,352      4,497
                Supplies and spare parts         4,581      4,156
                                               -------    -------

                                               $48,821    $39,318
                                               =======    =======

4.   Debt

     On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, the Company completed an offering (the "Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness.

     The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% of face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which, among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and
     (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

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

     The modified financial covenants under the amended Credit Agreement are similar to those under the Notes Indenture. The Company was in compliance with the new debt covenants as of April 30, 1997.

     Interest on all amounts borrowed under the Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while the LIBOR rate is in effect. As of April 30, 1997, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.3%. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of April 30, 1997, availability under the amended Credit Agreement was $27.7 million.

     The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. Through April 30, 1997, $4.5 million had been drawn under this term loan. The term loan is secured by the related fixed assets, bears interest at 7.3% as of April 30, 1997 and contains financial covenants which require the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. A second, similar term loan was repaid in full with a portion of the proceeds from the Offering. The Company was in compliance with all of its covenants under the term loan as of April 30, 1997.

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


6.  China Joint Venture

     In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.2 million is expected to be complete by the end of fiscal year 1997 and is expected to be funded from operations. Through April 30, 1997, $6.3 million ($4.7 million during the first nine months of fiscal 1997) has been contributed to the joint venture and additional amounts have been deferred in organizing the venture.


7.  Special Charge

     During the third quarter of fiscal 1996, the Company recorded a special charge of $3.2 million. The special charge consisted of the following (in thousands):


            Plant closure expenses                            $1,177
            Reengineering costs                                1,651
            Settlement fees                                      327
                                                              ------
                                                              $3,155
                                                              ======

     On July 31, 1995, the Company entered into a 50-50 joint venture with Anchor Brake Shoe Company for the purpose of selling railcar composite brake shoes. The success of the joint venture in meeting total production needs from one plant resulted in the closure of the Company's former brake shoe facility. The plant closure expenses represent the severance, pension and other related exit expenses for those employees associated with the permanent displacement of the plant's vested hourly employees. Pursuant to the joint venture agreement, any such displacement costs were to be borne by the Company.

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

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


During fiscal 1995, the Company sold metal brake shoes to the National Railroad of Mexico. Subsequent to this transaction, the Mexican government assessed additional excise and value added taxes. A final settlement was reached on this issue during the third quarter of fiscal 1996.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

Net Sales. Net sales increased 22.7% to $73.8 million from $60.1 million. The increase in sales is due primarily to an increase in sales of wheels and idlers, along with an increase in sales of specialty trackwork. The increase in sales of wheels and idlers between reporting periods reflects the fact that the third quarter of fiscal year 1996 included the negative sales impact caused by the fire on January 31, 1996 at the Company's Calera wheel manufacturing plant. The plant was out of production most of February of 1996 and required a longer-than-anticipated time to return to normal production levels. Offsetting the net increase in sales of wheels and idlers between periods was an overall lower than normal level of capacity during the fiscal year 1997 period reflecting difficulties implementing process improvements in the sand systems at the wheel foundry in Calera, Alabama. While these foundry process improvements have resulted in temporary production slowdowns at this plant, when completed, the foundry is expected to provide the quality input needed to capitalize on the significant improvements recently instituted in the plant's machine shop. The increase in specialty trackwork sales reflects the increase in activity from the Western Class I railroads, somewhat offset by the acceleration of the planned manufacturing process changes at the Company's trackwork plants. These process upgrades require major reconfiguring of shop floor layouts into cell manufacturing centers resulting in disruptions to the normal manufacturing process flow. In addition, during the third quarter of fiscal 1997, production flows in the trackwork plants were hindered by the introduction of new turnout designs for two major customers. The production learning curve on these new designs should be overcome by the middle of the fourth quarter of fiscal 1997. In addition, the sales increase includes the added sales related to the December, 1996 acquisition of AST. (See Note 2 for additional information.)

Gross Profit and Cost of Sales. Gross profit increased 61.6% to $6.2 million from $3.9 million while gross margins increased from 6.4% to 8.4% period to period. The increase in margins is due primarily to the negative impact of the Calera fire during the prior year's third quarter. However, gross margins remain below normal levels as the difficulties in completing major improvements to manufacturing operations continue to be overcome. These improvements have been accelerated because of the unexpectedly rapid consolidation of the railroad customer base which has been driven by the recent series of Class I railroad mergers. The changed needs of railroad customers for high levels of service, better deliveries, and advanced quality standards have necessitated a radical response from those rail supply entities which aim at growing in the new railroad industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million. The small increase in expenses between quarters does not include any unusual items.

Special Charge. During the third quarter of fiscal year 1996, the Company recorded a $3.2 million special charge arising from a plant closure resulting from the success of combining operations into one plant at its composite brake shoe joint venture, reengineering-related costs and the settlement of disputed excise and value-added taxes in Mexico. (See Note 7 for additional information.)

Operating Income.  Operating income increased $5.5 million between quarters.
The change includes the increase in gross profit, along with no re-occurrence of the Special Charge described above.

Other. Interest expense increased 53.8%, or $0.7 million, due primarily to an overall higher level of outstanding debt to support expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes. The new Senior Subordinated Note issue provides principle funds for seven years from issue at 9 1/8% to supplement operating cash flows during this time of change and growth. (See Note 4 for additional information.)

The extraordinary non-cash after-tax charge of $0.3 million reflected the write-off of unamortized financing costs tied to previous indebtedness which was retired with proceeds from the Senior Subordinated Notes issued during the third fiscal quarter. (See Note 4 for additional information.)


Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996


Net Sales. Net sales increased 4.6% to $185.4 million from $177.3 million. The increase in sales is due to the reasons cited above in the third quarter comments along with the increase in sales related to the May, 1996 acquisition of Deco. In addition, the first half of fiscal 1997 sales were adversely impacted by the merger-induced slowdown of trackwork order releases from the Western Class I railroads. The slowdown in Class I railroad orders enabled production process changes to be pursued in the trackwork operations without a significant negative impact on deliveries.

Gross Profit and Cost of Sales. Gross profit decreased slightly from $20.4 million to $20.2 million. Gross margins decreased from 11.5% to 10.9% and continued below more normal levels as discussed above in comments on the third quarter. The track products plants experienced reduced efficiencies, especially during the second quarter of fiscal 1997, due to implementation of JIT cells and "Re-engineering" of engineering and technical support processes. The third quarter of fiscal 1997 was also hurt by sand system difficulties at our wheel plant and changes to track product designs as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million. The small increase in expenses between periods does not include any unusual items. This group of costs tends to be quite stable over fairly wide fluctuations in sales.

Special Charge. During the third quarter of fiscal year 1996, the Company recorded a $3.2 million special charge arising from a plant closure resulting from the success of combining operations into one plant at its composite brake shoe joint venture, reengineering-related costs and the settlement of disputed excise and value-added taxes in Mexico. (See Note 7 for additional information.)

Operating Income. Operating income increased 30.3% to $10.5 million from $8.1 million. The change includes the increase in gross profit, along with the impact of the Special Charge described above.

Other. Interest expense increased 17.7% or $0.7 million, due primarily to an overall higher level of outstanding debt to support expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes. (See Note 4 for additional information.)

The extraordinary non-cash after-tax charge of $0.3 million reflected the write-off of unamortized financing costs tied to previous indebtedness which was retired with proceeds from the Senior Subordinated Notes issued during the third fiscal quarter. (See Note 4 for additional information.)

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

                              QUARTERLY NET SALES
                                ($ in millions)

Graph showing the following data  (Description of Graph for Edgar Filing):

Quarterly Net Sales

In 1993:  Q1 $31.8 million, Q2 $33.2 million, Q3 $40.5 million and Q4 $43.2 million
In 1994:  Q1 $37.2 million, Q2 $40.1 million, Q3 $52.2 million and Q4 $57.7 million
In 1995:  Q1 $54.6 million, Q2 $56.3 million, Q3 $62.1 million and Q4 $70.2 million
In 1996:  Q1 $58.6 million, Q2 $58.5 million, Q3 $60.1 million and Q4 $63.4 million
In 1997:  Q1 $55.9 million, Q2 $55.7 million, Q3 $73.8 million

                           QUARTERLY INCOME / LOSS*
                                ($ in millions)
    *Before Cumulative Effect of Accounting Change and Extraordinary Items

Graph showing the following data  (Description of Graph for Edgar Filing):

Quarterly Income / (Loss)*

In 1993: Q1 $0.1 million, Q2 $0.5 million, Q3 $1.2 million and Q4 $1.8 million In 1994: Q1 $0.8 million, Q2 $1.3 million, Q3 $2.4 million and Q4 $2.4 million In 1995: Q1 $2.0 million, Q2 $2.1 million, Q3 $3.8 million and Q4 $3.8 million In 1996: Q1 $2.2 million, Q2 $2.7 million, Q3 ($2.5) million and Q4 $4.4 million
In 1997:  Q1 $0.5 million, Q2 $2.6 million. Q3 $0.3 million

*  Before cumulative effect of accounting change and extraordinary items.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash generated from operations, structured borrowings, and debt and equity offerings has been the major source of funds for working capital, capital expenditures and acquisitions. For the nine months ended April 30, 1997 and 1996, net cash provided by (used in) operating activities totaled ($0.3) million and $12.1 million, respectively. The decrease in operating cash flow is due primarily to the net increase in working capital items to support expanding operations, offset by increased levels of earnings, non-cash charges and depreciation and amortization.

Capital expenditures during the first nine months of fiscal 1997 and 1996 were $24.9 million (including $13.4 million related to the rail mill located in Chicago Heights, IL) and $6.8 million, respectively.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of approximately $9.2 million is expected to be complete by the end of the fiscal year, and is expected to be funded from operations. Through April 30, 1997, $6.3 million ($4.7 million during the first nine months of fiscal 1997) has been contributed to the joint venture and additional amounts have been deferred in organizing the venture.

For the nine months ended April 30, 1997 and 1996, net cash provided by (used in) financing activities totaled $30.1 million and ($7.3) million, respectively. The increase in financing cash flows is due primarily to (a) the net draw on the Credit Agreement to support the cash needs for operating activities and the increased use of cash for investing activities; (b) a draw on the acquisition facility to finance the purchase of the Company's partner's interest in the ABC Rail-Cogifer Industrial joint venture partnership (see Note 2 for additional information); (c) a draw on the term loan to support the capital expenditures for the rail mill (see following for additional comments); and (d) the impact of the debt restructuring. (See Note 4 for additional information.)

On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, the Company completed an offering (the "Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness.

The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% of face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which, among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness,
(ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

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

The modified financial covenants under the amended Credit Agreement are similar to those under the Notes Indenture. The Company was in compliance with the new debt covenants as of April 30, 1997.

Interest on all amounts borrowed under the Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while the LIBOR rate is in effect. As of April 30, 1997, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.3%. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of April 30, 1997, availability under the amended Credit Agreement was $27.7 million.

The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. Through April 30, 1997, $4.5 million had been drawn under this term loan. The term loan is secured by the related fixed assets, bears interest at 7.3% as of April 30, 1997 and contains financial covenants which require the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. A second, similar term loan was repaid in full with a portion of the proceeds from the Offering. The Company was in compliance with all of its covenants under the term loan as of April 30, 1997.


FORWARD-LOOKING STATEMENTS
--------------------------

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Such forward-looking statements include the Company's expectations regarding its cash contributions to Datong ABC Castings Company Ltd., the costs of environmental projects relating to on-going Abex issues being properly recoverable under the indemnity from Abex, results of the foundry process improvements at Calera and the manufacturing process changes at the trackwork plants and the seasonality of its sales and income. Actual results could differ materially from current expectations due to a number of factors. Some of these factors include general economic conditions; competitive factors and pricing pressures; shifts in market demand, the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; and the risks described from time to time in the Company's SEC reports.

Part II                        OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6  -  Exhibits and Reports on Form 8-K

   (A)  Exhibits

               27.1    Financial Data Schedule.


   (B)  Reports on Form 8-K


               The Company filed a Form 8-K dated April 2, 1997, under Item 5, Other Events, to report that results for its third quarter would be significantly below the consensus analyst estimate and to file a press release relating thereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ABC RAIL PRODUCTS CORPORATION



                                          /s/ D. Chisholm MacDonald
                                 ------------------------------------------
                                 D. Chisholm MacDonald
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Duly authorized Officer and
                                 Principal Financial and Accounting Officer)


Date:     June 13, 1997
     ---------------------------------