Form 10-K
period 1997-07-31
ABC RAIL PRODUCTS CORP
filed 1997-10-24
CIK 913364

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from to

                          COMMISSION FILE NO. 0-22906

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's common stock, $.01 par value, held by nonaffiliates of the registrant as of September 30, 1997 was $151,874,146.

  The number of shares of the registrant's common stock, $.01 par value, outstanding as of September 30, 1997 was 8,954,082.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Certain sections or portions of the registrant's 1997 Annual Report to Stockholders and of the registrant's proxy statement for the annual meeting of stockholders to be held on November 21, 1997, described in Parts II, III, and IV hereof are incorporated by reference in this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

GENERAL

  ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal systems installation and maintenance services. The Company continues to operate in the composite brake shoe market through a joint venture. See "Strategic Joint Ventures, Alliances and Acquisitions."

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

  Capital Investment. Over the last three fiscal years, the Company implemented a special capital expenditure program. These expenditures are expected to reduce costs and increase capacity in the Company's specialty trackwork operations and to reduce costs and improve efficiencies in its wheel operations. The special capital expenditure program consists of: the fiscal 1995 completion of a new machining facility at its Calera, Alabama wheel plant to reduce costs and improve efficiencies in the production of railroad and idler wheels; the purchases of new process equipment for its other specialty trackwork facilities to decrease scrap rates and rework costs and ensure superior product quality; and, in late February 1995, the purchase of a manufacturing facility in Chicago Heights, Illinois, which will house the new state-of-the-art equipment that will support the Company's specialty trackwork initiatives. This new facility should be fully operational in the third quarter of fiscal 1998. The Company expects to continue to finance these and ordinary expenditures primarily out of free cash flow and secured borrowings.

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

  Strategic Joint Ventures, Alliances and Acquisitions. The Company continually explores opportunities to enhance its technology base and marketing and distribution capabilities. In addition, the Company seeks acquisitions of complementary product lines, particularly those that offer potential manufacturing or marketing synergies. On March 17, 1997, the Company announced a joint venture agreement with Damy Cambios de Via, S.A. The joint venture will manufacture equipment and supply services to the railroad industry in Mexico, and will be managed by the Mexican partner. On December 17, 1996, the Company acquired American Systems Technologies, Inc. ("AST") of Verona, Wisconsin. AST provides railway signal installation and maintenance service to the short lines, regional, commuter and transit railroads. On June 21, 1996, the Company established a wheel mounting, wheel assembly and trackwork service operation in Tacoma, Washington. The Company is currently leasing the operating facility from its prior operators. On May 31, 1996, the Company acquired Deco Industries Inc. of Milwaukee, Wisconsin and selected assets of Deco Automation located in Norristown, Pennsylvania ("Deco"). Deco manufactures railroad classification yard retarder control and automation systems. In May 1996, the Company announced a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture, which will be managed locally, will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. On July 31, 1995 the Company entered into a 50/50 joint venture with Anchor Brake Shoe Company ("Anchor"). The purpose of the joint venture is to design, manufacture, market and sell railcar composite brake shoes. In May 1995, the Company acquired from General Electric Railcar Wheel and Parts Service Corporation ("GE Railcar") substantially all of the assets associated with GE Railcar's wheel mounting business (the "Wheel Mounting Acquisition"), which is the largest independent railcar wheel mounting operation in the United States. The wheel mounting business remanufactures, reworks and distributes new and used freight car wheel sets through five production facilities located throughout the United States. The wheel mounting business serves Class I, regional and short-line railroads, private freight car owners and new freight car builders. The Company believes that this operation complements the Company's existing wheel manufacturing business as a result of its similar customer and technology base and the opportunity for vertical integration between the two operations. Since the Company is a manufacturer of both specialty trackwork and mechanical products, it has greater access to railroads' engineering and purchasing departments than companies that offer only a single product line. The Company therefore is positioned to effectively market additional products if it were to acquire or develop new product lines. Because the railroad supply industry is highly fragmented, with many private companies manufacturing only single product lines and railroads exiting the component manufacturing business, the Company believes that a variety of acquisition opportunities exist.

PRODUCTS AND SERVICES

  Specialty Trackwork. The Company manufactures specialty trackwork to customer specifications, generally for replacement of existing track, in the case of freight railroads, or for replacement and new construction of rail transit systems. The Company's products include track switches or turnouts, which divert a train from one track to another; crossings, which allow one set of railroad tracks to cross through another; switch throws, which set a track switch in order to divert a train from one track to another; and other trackwork products including guard rails and rail lubricators. The Company also manufactures cast manganese steel trackwork components which are sold as part of a track switch assembly or as replacement parts. Typically, track switches serve to divert trains between two tracks, but the Company also designs and manufactures more complicated track switches serving three, four or even more route diversions to meet switching requirements in areas of high density traffic, such as urban freight yards, passenger terminals and high traffic industrial and port areas. In addition, the Company designs, manufactures and installs classification yard products and automation systems. For fiscal 1997, 1996 and 1995, sales of specialty trackwork products accounted for approximately 49%, 49% and 57%, respectively, of the Company's net sales.

  Signal Systems. The Company, upon its December 1996 acquisition of AST, designs, assembles, installs and maintains railway signal systems. For fiscal 1997, sales of signal systems and related services accounted for 3% of the Company's net sales.

  Railcar, Locomotive and Idler Wheels and Wheel Sets. The Company manufactures 28, 33, 36 and 38-inch diameter wheels for freight railcars and 40-inch diameter wheels for diesel locomotives. These wheels are made of cast steel. Within a particular size classification, variations exist in flange width and bore size. The railroad industry generally considers wheels as "stock" items for their common sizes and variations. In addition to producing railroad wheels, the Company has been the sole-source manufacturer of cast idler wheels for Caterpillar Inc.'s high-drive tracked equipment since 1988. Idler wheels are secondary wheels, not connected to the equipment's power train, which guide the treads on such tracked construction equipment as bulldozers and backhoes. In May 1995, the Company commenced its wheel mounting and assembly operations as a result of the Wheel Mounting Acquisition. The wheel mounting operation, which is primarily a reconditioning service business, remanufactures, reworks and distributes new and used freight car wheel sets. Freight car wheel sets consist of the wheel, axle and bearing units that are mounted to freight cars. The Company's reconditioning services include inspection and analysis of existing wheel sets to determine necessary replacement parts, remachining of axle units, replacement and/or remachining of wheels, and replacement and/or reinstallation of bearings. The Company also supplies new wheel sets using new and/or remachined parts of components. For fiscal 1997, 1996 and 1995, sales of railcar, locomotive and idler wheels and wheel sets accounted for approximately 43%, 46% and 36%, respectively, of the Company's net sales.

  Composition and Metal Brake Shoes. Composition and metal brake shoes bear directly on the railroad wheel and exert friction to generate braking power. As a result, the brake shoe and the railroad wheel, while at different rates, are worn simultaneously. Worn brake shoes are replaced during routine maintenance or at inspection sites located at various areas along the railroad. Composition brake shoes are made from fibers, elastomers and various resins and provide a higher level of friction for use with modern, low-pressure braking systems; metal brake shoes are made from cast iron. Composition and metal brake shoes are not interchangeable. For certain applications, the composition shoe is superior for braking and reducing heat buildup. Pursuant to American Association of Railroads ("AAR") regulations, all new railcars and locomotives that will operate across different railroads must have composition brake shoe systems. Older railcars and locomotives with higher pressure braking systems require metal brake shoes. Metal brake shoes also are preferable to composition brake shoes in winter weather because they provide more effective braking in ice and snow. Although the demand for metal brake shoes is expected to decline over time as older railcars are phased out of railroads' fleets, they will continue to be in demand on certain trains that do not operate in interchange. For fiscal 1997, 1996 and 1995, sales of brake shoes accounted for approximately 5%, 5% and 7% of the Company's net sales, respectively. Effective July 31, 1995, the Company contributed its composition brake shoe operation into the joint venture between the Company and Anchor. See "--Strategic Joint Ventures, Alliances and Acquisitions."

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

SALES AND MARKETING

  The Company sells directly to the majority of its customers through its own sales force, which is organized into groups that focus either on specialty trackwork products, which includes yard retarders and automation systems, railway signal systems installation and maintenance or railcar wheels and wheel sets. The Company's specialty trackwork sales force covers the U.S. and Canada on a regional basis. The Company supplements its specialty trackwork sales efforts with the technical support of its engineering staff, which advises on product design and cost estimation. The Company's mechanical products sales force covers the U.S., Canada and Mexico. Certain members of the Company's senior management also actively participate in marketing efforts. The Company believes that these senior executives have developed close relationships with the purchasing managers and senior management of many of the Company's principal customers. The Company and Cogifer maintain a separate marketing staff which targets sales to rail transit systems in North America. The Company markets through sales representatives to its smaller customers, such as short lines, industrial and mining market segments.

  The Company also markets its products internationally both directly and through sales agents. A number of other countries have extensive freight railroad systems patterned on AAR and AREA standards. Consequently, the Company's products are either already suited, or are readily adaptable, to the needs of customers in these markets. In addition, Cogifer is the Company's exclusive representative for the purpose of selling specialty trackwork, wheels and brake shoes in most overseas markets. The Company is also presently exploring additional overseas sales and marketing opportunities. International sales, however, represented less than 5% of the Company's net sales during fiscal 1997.

CUSTOMERS

  The Company's principal specialty trackwork and yard retarder and automation system customers are the North American Class I railroads, although the Company also sells specialty trackwork to a number of regional and short-line railroads as well as rail transit systems. The Company's wheel and wheel mounting customers include the Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers and railroad service companies. The Company's metal brake shoe customers include railroads, rail transit systems and manufacturers of railcar and locomotive braking systems. The Company's two largest customers are Burlington Northern Santa Fe (result of recent merger of the Burlington Northern Railway Company and Atchison, Topeka and Santa Fe Railway) ("Burlington Northern") and Union Pacific Corporation (recently merged with Southern Pacific Railway), which accounted for approximately 23% and 21%, respectively, of the Company's net sales for fiscal 1997. No other customer accounted for more than 10% of fiscal 1997 net sales. In fiscal 1994, the Company entered into multi-year agreements with Burlington Northern and Union Pacific Corporation for the supply of specialty trackwork products. The Company's five largest customers accounted for approximately 58% of the Company's net sales during fiscal 1997.

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

  In the manufacture of classification yard products, rail and other steel products purchased from outside suppliers are also bolted and welded in accordance with design standards. The products are assembled at the plant and then shipped by truck to the job site for installation.

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

COMPETITION

  The Company is the largest manufacturer of specialty trackwork in North America, serving all of the Class I railroads and a number of regional and short-line railroads. In specialty trackwork, the Company competes with a number of North American manufacturers, including Conley Frog/Switch & Forge Co., Voest-Alpine Nortrak Inc., an affiliate of Voest-Alpine Eisenbahn Systemme AG and Progress Rail. Most of these companies' manufacturing facilities are located in the eastern U.S. which gives them a slight competitive shipping advantage over the Company's Chicago Heights facility, which serves customers in the eastern U.S. In the Company's opinion, the locations of its specialty trackwork manufacturing facilities in Superior, Wisconsin, Newton, Kansas, Cincinnati, Ohio and Pueblo, Colorado provide it with a competitive advantage with respect to railroads operating in the western U.S. and Canada.

  The Company is the second largest U.S. manufacturer of freight railcar and locomotive wheels. In the market for freight railcar and locomotive cast wheels, the Company's primary competitor is Griffin Wheel Company, a subsidiary of AMSTED Industries, Inc. The Company also competes with Standard Steel, a division of Freedom Forge Corporation, which manufactures forged wheels. As a result of the Wheel Mounting Acquisition, the Company has the largest independent freight car wheel mounting operation in North America. The majority of such wheel mounting operations are currently performed in-house by Class I Railroads. The remaining independent wheel mounting market is highly fragmented. The Company is the only U.S. manufacturer of metal brake shoes. The Company is the largest supplier of railroad classification yard retarder control and automation systems. In this market, the Company's primary competitors are Union Switch & Signal and General Railway Signal. In the signal systems market, the Company's primary competitors are KDC, Sasib Railway GRS, Union Switch & Signal, Inc., Mass Electric, L.K. Comstock & Co., Inc., and Fischbach & Moore, Inc.

  The principal competitive factors in the specialty trackwork market are product quality, on-time delivery, price and technical service and support. The principal competitive factors in the mechanical products market are price and product availability. The principal competitive factors in the wheel mounting service market are product quality and availability. The principal competitive factor in the signal systems market is related to being the largest, full-service company, to include design, installation and maintenance activity. The limited number of railroad customers, their efforts to reduce costs, and excess industry capacity in certain of the Company's product lines historically have limited the Company's ability to increase prices. The Company believes it is well-positioned to compete in all of its served markets, due to its leading market share, engineering capability, broad manufacturing base and long-standing customer relationships. Historically, the Company has experienced limited foreign competition due to the specialized nature of many of its products, the importance of AAR product approvals and AREA specifications and the cost of shipping. However, there can be no assurance that foreign competition will not increase in the future.

ORDER BACKLOG

  Specialty trackwork deliveries generally require lead-times of three to six months. Most specialty trackwork installations occur in the period from March through October. Consequently, deliveries are somewhat seasonal, with order backlog increasing in the spring and decreasing in the late summer. For discussion of quarterly results of operations and working capital, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1997 Annual Report to Stockholders (the "Annual Report") and incorporated by reference in Part II, Item 7 hereof. Order backlog for wheels and brake shoes is less meaningful because these products have short production lead-times. All order backlog figures include only firm orders for which customers have issued releases for production and delivery and exclude the non-current portion of any long-term supply arrangements. The Company's specialty trackwork and mechanical products backlog was $57.3 million and $33.0 million as of July 31, 1997 and 1996, respectively. The Company expects to fill all of its order backlog as of July 31, 1997 during the current fiscal year. The increase in backlog between July 31, 1997 and July 31, 1996 is primarily related to the acquisition of AST.

INTELLECTUAL PROPERTY

  The Company holds 24 U.S. trademarks and 34 foreign trademarks. The Company actively protects trademarks which it believes have significant goodwill value. The Company currently holds 28 U.S. patents and 53 foreign patents and has applications pending for 9 U.S. patents and 37 foreign patents. The Company applies for patent protection when it believes the expense of doing so is justified. The Company also relies on trade secrets and know-how in the production of its specialty trackwork and mechanical products. The Company does not believe that its intellectual property rights are critical to its success.

RAW MATERIAL SUPPLIERS

  The principal raw materials for specialty trackwork are railroad rail and manganese. The Company purchases rail from various rail manufacturers. In certain instances, the Company purchases rail directly from its railroad customers for whom specialty trackwork is being built, capitalizing on their purchasing economies. The primary raw material for railcar and locomotive wheels is steel scrap, a commodity material which is readily available from a number of suppliers. The primary raw material for metal brake shoes is iron scrap, a commodity material, which is readily available from a number of suppliers.

  There are at least two suppliers for each raw material and component the Company purchases. The Company currently purchases actively from a broad range of suppliers. No supplier accounted for more than 10% of the Company's purchases in fiscal 1997.

EMPLOYEES

  As of July 31, 1997, the Company had 1,600 employees, approximately 65% of whom are represented by unions. The principal unions representing hourly employees are the United Steelworkers of America and the United Auto Workers. In fiscal 1995, the Company negotiated a new five-year collective bargaining agreement at its Chicago Heights, Illinois trackwork manufacturing facility. This contract covers approximately 13% of the Company's hourly employees. The Company also entered into an initial three-year contract at the Newton, Kansas facility covering approximately 5% of the Company's hourly employees. In fiscal 1996, the Company entered into three-year contracts at the Anderson, Indiana and Baltimore, Maryland facilities covering approximately 12% of the Company's hourly employees. During the second half of fiscal 1996, the Company negotiated a new three-year collective bargaining agreement at its Calera, Alabama wheel foundry. The contract covers approximately 32% of the Company's hourly employees. In fiscal 1998, the Company has scheduled labor negotiations with represented employees at its Newton, Kansas and Superior, Wisconsin track assembly plants due to the expiration of related collective bargaining agreements in fiscal 1998, as well as an initial contract negotiation for its AST signal installation and maintenance employees These negotiations affect approximately 19% of its hourly employees. The Company believes that its labor relations are good.

ENVIRONMENTAL MATTERS

  For a description of compliance with environmental matters and of litigation related thereto, see "Part I, Item 3--Legal Proceedings" herein.

ITEM 2--PROPERTIES

  The Company maintains its headquarters in Chicago, Illinois and conducts its operations in nine principal manufacturing plants located throughout the U.S. The Company believes its property and equipment is in good condition and suitable for its needs. The Company has sufficient capacity to increase output at its specialty trackwork manufacturing plants. Except for the four to five month period following the fire in fiscal 1996, the Company's wheel foundry has operated at full capacity since 1988. The Company's principal operating facilities are as follows:

                          APPROXIMATE
                            SQUARE
        LOCATION            FOOTAGE   OWNED/LEASED             DESCRIPTION OF USE
        --------          ----------- ------------             ------------------
Chicago Heights,
 Illinois...............    182,000    Owned        Specialty trackwork rail manufacturing (4)
Chicago Heights,
 Illinois...............    244,000    Owned        Specialty trackwork manufacturing
Cincinnati, Ohio........    135,000    Owned (1)    Specialty trackwork manufacturing
Pueblo, Colorado........    111,000    Owned        Specialty trackwork manufacturing
Superior, Wisconsin.....     94,000    Owned        Specialty trackwork manufacturing
Newton, Kansas..........     58,000    Leased (2)   Specialty trackwork manufacturing
Milwaukee, Wisconsin....    150,000    Leased       Specialty trackwork manufacturing
Duluth, Minnesota.......     10,000    Leased       Specialty trackwork panelizing
Anderson, Indiana.......    155,000    Owned        Manganese steel trackwork castings
Crown Point, Indiana....     20,000    Leased       Manganese steel trackwork casting patterns
Calera, Alabama.........    259,000    Owned        Cast railroad wheels and idler wheels
Calera, Alabama.........     19,000    Owned (3)    Cast railroad wheels and idler wheels
Baltimore, Maryland.....     61,000    Owned        Metal brake shoes
Kansas City, Kansas.....     36,000    Leased       Railroad wheel assembly
Lewistown, Pennsylvania.     29,000    Owned        Railroad wheel assembly
Chicago Heights,
 Illinois...............     21,000    Owned        Railroad wheel assembly
Corsicana, Texas........     18,000    Owned        Railroad wheel assembly
Riverside, California...     11,000    Leased       Railroad wheel assembly
Tacoma, Washington......     10,000    Leased       Railroad wheel assembly
Verona, Wisconsin.......     13,000    Leased       Railway signal system assembly

--------
(1) Facility formerly owned by ABC Rail-Cogifer Industrial. See "--Cogifer Relationship."
(2) Facility is leased by the Company in connection with an industrial revenue bond arrangement and pursuant to a lease which grants the Company an option to purchase the facility for a nominal amount.
(3) This facility, which was acquired in the Wheel Mounting Acquisition, was not being operated by GE Railcar at the time of the acquisition. The Company is utilizing this facility in the production of railroad and idler wheels in conjunction with its other Calera facility.
(4) Expected to be fully operational in the third quarter of fiscal 1998.

  All of the Company's owned manufacturing and assembly facilities, other than the Newton, Kansas and one of the Chicago Heights facilities are pledged as security under the Company's senior credit facility. The Company has pledged the Chicago Heights rail manufacturing facility to a third party lender which financed the purchase of this facility.

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

  In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex in 1987, the Company obtained a comprehensive environmental indemnity from Abex. The indemnity covers environmental conditions, whether or not then known, in existence at the time of the purchase, without dollar or time limit. Shortly after the purchase, the Company performed surveys to assess the environmental conditions at the time of the purchase. As a result of these studies, the Company has undertaken environmental projects, including underground storage tank removal, corrective action and other remedial action as necessary. Some of these actions are ongoing and similar actions may be undertaken in the future. The costs of all such actions had been charged to income in the period incurred. When Abex refused to compensate the Company for costs incurred, the Company filed suit against Abex on November 18, 1991. In a separate lawsuit filed in October 1994, the Company also asserts that Abex is required to indemnify the Company for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by the Company) caused by the environmental contamination at that site.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1997.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

         NAME          AGE                       POSITION
         ----          ---                       --------
 Donald W. Grinter     60  Chairman of the Board and Chief Executive Officer
 D. Chisholm MacDonald 55  Executive Vice President--Administration and
                           Business Development,
                           Chief Financial Officer, Secretary and Director
 David G. Kleeschulte  54  Vice President, General Manager, Wheel Operations
                           and President, China Investment Corporation
 Rick Turner           43  Vice President, General Manager, Wheel Services
                           Division
 Ray M. Scanlon        57  Vice President, General Manager, Track Products Di-
                           vision
 Steven M. Yoder       40  President, General Manager, American Systems Tech-
                           nologies, Inc.

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

  D. Chisholm MacDonald. Mr. MacDonald has served as the Company's Executive Vice President--Administration and Business Development since September 1997, Chief Financial Officer since August 1987, and Secretary and director since 1991. Prior thereto, he served as Vice President and Corporate Controller of ASEA Inc., a heavy industrial manufacturing company, in the United States from 1982 until 1987.

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

  Rick Turner. Mr. Turner has served as the Company's Vice President and General Manager, Wheel Services Division since January 1997. From January 1995 to December 1997, Mr. Turner served as the Company's Vice President of Marketing and Sales, Mechanical Division. Prior thereto, he served as Vice President, Sales and Marketing for Abar Ipsen Industries, a manufacturer of heat-treating equipment, from 1991 to 1994.

  Ray M. Scanlon. Mr. Scanlon has served as the Company's Vice President and General Manager, Track Products Division since April 1997. Prior thereto, he served as Division President of The Hilen Group, Inc., a telecommunications company, from June 1990 to January 1996.

  Steven M. Yoder. Mr. Yoder has served as the President and General Manager of American Systems Technologies, Inc. since its inception in 1987.

  Executive officers serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information required by this item is set forth under the caption "Common Stock Market" on page 32 of the Annual Report and is incorporated by reference herein.

ITEM 6--SELECTED FINANCIAL DATA

  Information required by this item is set forth under the caption "Selected Consolidated Financial and Operating Data" on page 6 of the Annual Report and is incorporated by reference herein.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the Annual Report and is incorporated by reference herein.

ITEM 8--FINANCIAL STATEMENTS

  Information required by this item is set forth on pages 14 through 32 of the Annual Report and is incorporated by reference herein.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company is set forth under the caption "Election of Directors" in the Company's proxy statement related to the 1997 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I hereof as permitted by the Instructions to 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference herein.

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

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (JDRP TO UPDATE)

  (a) 1.
     The following financial statements and the report thereon of Arthur Andersen LLP are included in the Annual Report, pages 14 through 32, and are incorporated herein by reference:

           Report of Independent Public Accountants

           Consolidated Statements of Operations for the Years Ended July 31, 1997, 1996 and 1995

           Consolidated Balance Sheets as of July 31, 1997 and 1996

           Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

    2.Financial Statement Schedules:

     All schedules are omitted since the required information is not presented or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

    3.Exhibits

      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
      -------                        --------------------
       3.1     Restated Certificate of Incorporation of the Company (2)
       3.2     Bylaws of the Company (3)
       4.1     Form of certificate representing shares of Common Stock of the
               Company (1)
       4.2     Rights Agreement, dated as of September 29, 1995 between the
               Company and LaSalle National Trust, N.A., as Rights Agent, which includes the Form of Certificate of Designation, Preferences and
               Rights, the form of Rights Certificate and the Summary of Stock-
               holder Rights Plan (5)
      10.1     Registration Rights Agreement, dated as of August 28, 1991, among the Company, KARC and the Management Investors named therein (1)
      10.2     Second Amended and Restated Loan and Security Agreement, dated as of January 3, 1997, among the Company, ABC Deco Inc. and
               American Systems Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National
               Bank and Trust Company of Chicago, as agent, and Amendment No. 1 thereto dated as of August 8, 1997
     *10.3     Stock Option Plan dated July 1, 1993 (1)
      10.4     Lease, entered into March 10, 1993, between the Company and Mil-
               ton M. Siegel Company (1)
      10.5     Intentionally omitted
     *10.6     ABC Rail Corporation Master Savings Trust (1)
     *10.7     ABC Rail Corporation Savings and Investment Plan, as amended and restated effective as of May 1, 1988 (1)
      10.8     Partnership Agreement, dated as of February 21, 1992, by and be-
               tween ABC Rail French Holdings, Inc. and Cogifer Americas, Inc.
               (1)
      10.9     Commercial Representation Agreement, dated February 21, 1992, between the Company and Cogifer Industries of Croissy-sur-Sein,
               France and certain of its affiliates (1)
      10.10    Agreement, dated February 21, 1992, by and between the Company and Cogifer Industries (1)
      10.11    Lease, dated March 1, 1994, by and between the City of Newton,
               Kansas and the Company (2)
     *10.12    1994 Director Stock Option Plan (3)
     *10.13    Amendment No. 1 to 1994 Director Stock Option Plan (6)
     *10.14    Form of option agreement evidencing options granted to Donald W.
               Grinter (72,000 shares), D. Chisholm MacDonald (40,000 shares),
               David G. Kleeschulte (40,000 shares), and Eugene Ziemba (60,000 shares) pursuant to the Stock Option Plan listed as Exhibit 10.3 above (3)

      EXHIBIT
      NUMBER                         DOCUMENT DESCRIPTION
      -------                        --------------------
      10.15    Asset Purchase Agreement dated April 3, 1995, between the Com-
               pany and General Electric Railcar Wheel and Parts Service Corpo-
               ration (4)
     *10.16    1994 Stock Option Plan (2)
     *10.17    Agreement and General Release dated as of October 2, 1996 be-
               tween Ben R. Yorks and the Company (6)
      13.1     Portions of 1997 Annual Report to Stockholders that are incorpo-
               rated herein by reference
      21.1     Subsidiaries of the Company (2)
      23.1     Consent of Independent Public Accountants
      24.1     Powers of Attorney
      27.1     Financial Data Schedule

  The Company is the guarantor of industrial revenue bonds issued by the City of Newton, Kansas, in a principal amount which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of the guaranty agreement to the Securities and Exchange Commission upon its request.
--------
*  Management contract or compensation plan or arrangement.
(1) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993 (SEC File No. 33-70242).
(2) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994 (SEC File No. 33-77652).
(3) Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (SEC File No. 0-22906).
(4) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated May 15, 1995 (SEC File No. 0-22906).
(5) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated October 2, 1995 (SEC File No. 0-22906).
(6) Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC File No. 0-22906)

  (b) Reports on Form 8-K:

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated October 24, 1997
                                          ABC Rail Products Corporation
                                          (Registrant)

                                                 /s/ Donald W. Grinter
                                          -------------------------------------
                                                     Donald W. Grinter
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 24, 1997:




      /s/ Donald W. Grinter                                 *
_____________________________________     _____________________________________
          Donald W. Grinter                          Donald R. Gant
Chief Executive Officer and Director                    Director
    (Principal Executive Officer)


                                                            *
                  *                       _____________________________________
_____________________________________                James E. Martin
         Clarence E. Johnson                            Director
              Director


                                                            *
                  *                       _____________________________________
_____________________________________             Jean-Pierre M. Ergas
          George W. Peck IV                             Director
              Director

                  *
_____________________________________
            Norman Doerr
              Director

  *The undersigned by signing his name hereunto has hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on October 24, 1997, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

     /s/ D. Chisholm MacDonald
By: _________________________________
         D. Chisholm MacDonald
      Executive Vice President--
      Administration and Business
             Development,
  Chief Financial Officer, Secretary
             and Director
       (Principal Financial and
          Accounting Officer)