Form 10-K/A
period 1997-07-31
ABC RAIL PRODUCTS CORP
filed 1997-12-10
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

 [x]   AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1997

                                       OR
        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

Commission file number   0-22906
                      -------------

                         ABC RAIL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                          36-3498749
(State or other jurisdiction of                  (I.R.S. Employer Identification
       incorporation)                                         Number)

                           200 South Michigan Avenue
                                   Suite 1300
                            Chicago, Illinois  60604
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

None

                                     PART I

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

     In October 1995, a judgment in the 1991 lawsuit was finalized with the Company receiving a payment of $2.8 million from Abex. The Company had originally deferred the recognition of this income by recording the receipt of this payment as a liability pending resolution of the 1994 lawsuit. However, on December 9, 1997, the Company restated its 1996 financial statements to reflect the $2.8 million receipt as non-operating income for the first quarter of fiscal 1996. The judgment is exclusive of indemnification for any future environmental claims.

     The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                                    PART II

ITEM 6--SELECTED FINANCIAL DATA


                         ABC RAIL PRODUCTS CORPORATION
               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                     (in thousands, except per share data)

                                                                               For the Year Ended July 31,
                                                          ------------------------------------------------------------------------
                                                                         1996
Income Statement Data:                                      1997     (as restated)  1995(f)       1994(g)       1993        1992
                                                          --------   -------------  --------     --------     --------    --------
Net Sales                                                 $259,190       $240,664   $243,229     $187,176     $148,676    $143,412
Cost of sales                                              232,069        209,290    207,645      160,615      129,389     127,999
                                                          --------       --------   --------     --------     --------    --------
 Gross profit                                               27,121         31,374     35,584       26,561       19,287      15,413
Selling, general and administrative expenses                14,232         12,290     13,011       11,579        8,521      10,803
Special charges (a)                                             --          3,155         --           --           --       1,000
                                                          --------       --------   --------     --------     --------    --------
 Operating income                                           12,889         15,929     22,573       14,982       10,766       3,610
Settlement of litigation (b)                                    --          2,800         --           --           --          --
Equity income (loss) of unconsolidated joint
 ventures                                                    1,041           (144)       393           31           --          --
Interest expense                                             7,016          5,239      3,387        3,147        4,156       4,672
Amortization of deferred financing costs                       362            172        275          380          584         555
                                                          --------       --------   --------     --------     --------    --------
 Income (loss) before income taxes, cumulative
  effect of accounting change and extraordinary
  items                                                      6,552         13,174     19,304       11,486        6,026      (1,617)
Provision (benefit) for income taxes                         2,951          4,726      7,619        4,599        2,471        (459)
                                                          --------       --------   --------     --------     --------    --------
 Income (loss) before cumulative effect of
  accounting change and extraordinary items                  3,601          8,448     11,685        6,887        3,555      (1,158)
Cumulative effect of accounting change (c)                      --             --     (1,214)          --           --       1,079
Extraordinary items (d)                                       (310)            --       (814)      (1,690)          --          --
                                                          --------       --------   --------     --------     --------    --------
 Net income (loss)                                        $  3,291       $  8,448   $  9,657     $  5,197     $  3,555    $    (79)
                                                          ========       ========   ========     ========     ========    ========
Per Share Data:
Income (loss) before cumulative effect of accounting
change and extraordinary items per common share              $0.41          $1.02      $1.46        $1.05        $0.81      $(0.29)
                                                          ========       ========   ========     ========     ========    ========
Net income (loss) per common share                           $0.38          $1.02      $1.21        $0.79        $0.81      $(0.02)
                                                          ========       ========   ========     ========     ========    ========
Weighted average common shares outstanding (000's)           8,756          8,306      8,012        6,545        4,380       4,058
                                                          ========       ========   ========     ========     ========    ========
Operating Data:
Total order backlog (e)                                   $ 57,332       $ 33,041   $ 45,429     $ 74,747     $ 41,705    $ 31,985
                                                          ========       ========   ========     ========     ========    ========
Depreciation and amortization                             $ 12,412       $ 11,022   $  7,909     $  5,703     $  5,502    $  5,090
                                                          ========       ========   ========     ========     ========    ========
Balance Sheet Data:
Total assets                                              $230,607       $169,026   $157,264     $ 95,774     $ 68,778    $ 65,053
Total debt (including cash overdrafts)                     101,989         60,292     63,544       28,455       42,901      44,940
Redeemable preferred stock                                      --             --         --           --        7,500       7,500
Stockholders' equity (deficit)                              80,496         64,396     50,454       34,918       (7,867)    (11,422)

-------------------------------------
a. Represents non-recurring charges for the closure of a manufacturing facility and the cost of certain reengineering efforts (1996), and for payments made from fiscal 1992 through fiscal 1994 to the former majority stockholder (1992).

b.   Represents proceeds from the settlement of the 1991 lawsuit with Abex. See
     Note 10 of the Notes to Consolidated Financial Statements for additional information.

c. Represents the after-tax cumulative effect of accounting changes whereby, in fiscal 1992, certain long-lived casting molds and supplies inventory that had previously been expensed were capitalized and are being charged to operations based on usage and in fiscal 1995, the Company adopted new provisions for accounting for certain postemployment benefits which were previously accounted for on a cash basis.

d. Represents the after-tax effect of extraordinary non-cash charges in connection with the write-off of unamortized deferred financing costs related to the early extinguishment of debt in connection with (i) the refinancing and the initial public offering described in note g below in fiscal 1994 and (ii) the refinancing of certain indebtedness in fiscal 1995 and fiscal 1997.

e. Includes only firm orders, as of the end of the fiscal year, for which customers have issued releases for production and delivery and excludes the non-current portion of any long-term supply arrangement.

f. In May 1995, the Company acquired the Wheel Mounting Business for approximately $26.1 million. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

g. In September 1993, the Company refinanced a significant portion of its outstanding debt and redeemed all outstanding shares of its preferred stock at a discount. In December 1993, the Company used net proceeds of $35.1 million from its initial public offering to retire a substantial portion of the debt issued in the September 1993 refinancing.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

ABC Rail Products Corporation was formed in 1987 to acquire the assets of the Rail Products Group of the Abex Corporation unit of the IC Industries conglomerate. In a July 1987 leveraged buyout, these assets were refocused into a stand-alone business aimed at serving the railroad industry. The Company made progress at first, but its ability to realize its potential was severely limited by a 1989 leveraged recapitalization and a $20.0 million equity distribution. The Company's condition was further hurt by reduced trackwork pricing and soft market demand in fiscal 1990 and 1991.

Current management, supported by Kohlberg & Co. as financial partner, acquired operating control at the beginning of fiscal 1992 in a transaction that injected $5.0 million of equity into the Company. Since then, the Company has returned to its original vision and plan of serving the railroad industry. In fiscal 1992, the inherited problems of the 1987-91 period were successfully addressed by reducing selling, general and administrative expenses, restructuring specialty trackwork operations to ensure an adequate margin over fully-allocated production costs, and realigning of the Company's sales mix toward higher margin customers. In December 1993, the Company completed an initial public offering that improved its capital structure to prepare for the growth phase of its strategic plan. During fiscal 1995, Kohlberg & Co. liquidated their investment in the Company through two secondary offerings.

At the same time, the Company began rebuilding its existing core businesses with construction of a wheel machining plant and a rail mill, and commenced a process reengineering effort in its trackwork operations. However, the quicker-than-expected consolidation of the railroad industry, driven by the large Class I railroad mergers, has complicated the Company's programs.

To keep pace with this change, the Company has had to accelerate its acquisition and new venture investment program while at the same time speeding up capital spending for rebuilding and improving the original core businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations, structured borrowings and equity offerings are the major sources of funds for working capital, capital expenditures and acquisitions. Because replacement products represent about 80% of sales, the Company benefits from substantial and reliable cash flows that are somewhat insulated from the more cyclical conditions which exist in the large capital equipment sector of the rail supply industry.

To capitalize on growth opportunities, the Company has adopted a flexible stance on capital structure. Our acquisition approach is based on debt followed by partial equitization to assure flexibility in pursuit of our acquisition strategy. Debt was 53% of total capitalization at July 31, 1997, and 45% of total capitalization at July 31, 1996. Stock alone could be used for future acquisitions depending on the size involved, as in the fiscal 1997 acquisition of American Systems Technologies, Inc. ("AST").

Acquisition spending totaled $27.1 million for the wheel mounting business in fiscal 1995; $6.2 million, including $3.4 million in common stock, for various product lines in fiscal 1996 and $10.3 million, primarily common stock, in fiscal 1997. Capital spending was $34.6 million, $13.9 million and $25.5 million in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997 and 1996, the Company also made aggregate cash infusions of $9.2 million into its joint venture with China's Ministry of Railroads. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Cash generated from operating activities was $3.7 million, $22.3 million and $11.6 million in fiscal 1997, 1996 and 1995, respectively. The decrease in fiscal 1997 is due primarily to a decrease in earnings, and the use of cash to support increased working capital requirements.

During fiscal 1997, the Company's Credit Agreement was amended and restated in conjunction with the issuance of $50 million of Senior Subordinated Notes. Under the Amended Credit Agreement, certain loans and acquisition facilities were paid in full, the revolving credit line was increased to $90 million and terms of certain financial covenants were modified. In fiscal 1996, the Company paid down debt with surplus cash flow remaining after its acquisitions, capital expenditures and investments in the Chinese joint venture. See Notes 5 and 11 of the Notes to Consolidated Financial Statements for additional information.

In fiscal 1995, in addition to earnings from operations, the Company restructured its long-term debt to provide more working capital availability and add a special $25.0 million acquisition financing facility. This facility provided $17.0 million of the financing for the wheel mounting business acquisition. Proceeds of $6.5 million from the primary equity offering in June 1995 were used to repay a portion of the acquisition loan. The Calera wheel machining plant and rail mill capital projects were and will be partially financed by specific long-term debt secured by these facilities. At July 31, 1997 and 1996, remaining availability under the Credit Agreement was $20.5 million and $31.3 million, respectively. Interest on all amounts borrowed under the Credit Agreement is payable monthly, at defined rates. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries.

The Company was in compliance with all its covenants (as amended) under the Credit Agreement as of July 31, 1997. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

At the close of business on July 31, 1995, the Company redeployed $3.5 million of assets used in the composition brake shoe operation into the joint venture with Anchor Brake Shoe Co. aimed at strengthening competitive cost structures and broadening the product line. The Company believed that the joint venture deployment would increase the returns on this capital; and after one year of operation, we are satisfied that higher returns will be achieved.

The Company expects to continue to finance its investment activities using the methods described above. No assurance can be given with respect to whether financing would be available when required or whether such financing can be obtained on terms acceptable to the Company, particularly in connection with specific opportunities for acquisition.

RESULTS OF OPERATIONS

NET SALES

Fiscal 1997 sales increased $18.5 million (7.7%), while fiscal 1996 sales experienced a small decrease of $2.6 million from fiscal 1995 (1.1%). The fiscal 1997 sales increase was primarily in the Track Products Division ($16.0 million); and was predominantly related to the additional sales ($12.4 million) associated with the May 1996 acquisition of Deco Industries, Inc. ("DECO") and the December 1996 acquisition of AST. Sales of specialty trackwork products were marginally above the prior year's sales. These specialty trackwork product sales were adversely affected by the merger-induced slowdown of trackwork order releases from the Western Class I railroads. The slowdown in Class I railroad orders has enabled the production process changes, described below, to be pursued in the trackwork operations without a significant negative impact on deliveries. Sales were flat between years at the Company's Calera wheel manufacturing plant. Offsetting the recovery from the midfiscal 1996 fire at the Calera plant was an overall lower-than-normal level of capacity during fiscal 1997 reflecting difficulties in implementing process improvements and the new sand systems at the wheel foundry. These foundry process improvements have resulted in temporary cost problems and production slowdowns at this plant. However, when completed, the foundry rebuild is expected to provide the quality input needed to capitalize on the significant improvements recently instituted in the plant's machine shop.

Fiscal 1996 sales were reduced because of: (i) lower specialty trackwork sales ($18.8 million) primarily due to the merger-induced slowdown of order releases from the Western Class I railroads; (ii) lost sales due to curtailed production resulting from the mid-year fire at the Company's Calera wheel manufacturing and machining plant ($12.7 million); and (iii) the absence of composition brake shoe sales due to the formation at the end of fiscal 1995 of an unconsolidated venture with Anchor Brake Shoe Company for the manufacture of composition brake shoes ($4.8 million). Offsetting these reductions was the favorable impact of a full year's sales from the wheel mounting business acquired in late fiscal 1995 ($34.4 million).

GROSS PROFIT and COST of SALES

Gross profit decreased in fiscal 1997 and 1996 by $4.3 million (13.6%) and $4.2 million (11.8%), respectively. Absolute gross margins for fiscal 1997, 1996 and 1995 were 10.5%, 13.0% and 14.6%, respectively. During fiscal 1997, gross margins remained below recent levels as the difficulties in completing major improvements to manufacturing operations continue to be overcome. The decrease in fiscal 1996 gross profit is due to the losses from the fire at Calera, the net reduction in sales discussed above, and the somewhat lower average margins on the full year of wheel mounting sales. In addition to the impact from the lost sales related to the fire at the Calera facility, the plant also experienced higher scrap levels and increased production costs during the restart period. The Company is insured against physical damage and business interruption. A business interruption claim was settled in fiscal 1997. Net recovery did not have a material impact on fiscal 1997 results. Insurance deductibles are low and coverage continues on the facility.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses increased $1.9 million in fiscal 1997 and decreased $0.7 million in fiscal 1996. As a percent of sales, SG&A expenses for fiscal 1997, 1996 and 1995 were 5.5%, 5.1% and 5.3%, respectively. The increase in SG&A expense in fiscal 1997 is primarily in the customer support area (field sales and customer service) to anticipate the expanding needs of our customers. The change in expense between fiscal periods 1996 and 1995 is due primarily to the fiscal 1995 legal fees incurred in the Abex environmental lawsuit. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

OTHER
Settlement of litigation in fiscal 1996 represents the receipt of payment of $2.8 million from the 1991 Abex lawsuit. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Equity earnings from unconsolidated joint ventures were $1.0 million in fiscal 1997 primarily due to the Anchor Brake Shoe joint venture established on July 31, 1995. Prior years' equity earnings (loss) were not significant.

Interest expense for fiscal 1997 and fiscal 1996 increased $1.8 million (33.9%) and $1.9 million (54.7%), respectively. The interest expense increase for fiscal 1997 is due primarily to an overall higher level of outstanding debt to support acquisitions, capital projects and expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes. The $0.3 million extraordinary charge in fiscal 1997 reflects the after-tax effect of the write-off of unamortized financing costs related to previous indebtedness which was retired with proceeds from the Senior Subordinated Notes. The fiscal 1996 increase is due primarily to additional indebtedness related to the funding for the new wheel machining center at Calera and the acquisition of the G.E. Railcar wheel mounting facilities.

The $1.2 million cumulative effect of accounting change in fiscal 1995 represents the after-tax effect of the Company's adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The accounting standard required the accrual of the cost of postemployment benefits over the employees' years of service rather than accounting for such costs on a cash basis. The one-time cumulative adjustment was recognized as of the beginning of fiscal 1995 and has not had a significant ongoing effect.

The $0.8 million extraordinary charge in fiscal 1995 represents the after-tax effect of the write-off of unamortized deferred financing costs related to the early extinguishment of debt in connection with the Company's refinancing of its line of credit in March 1995.

NET INCOME

Net income for fiscal 1997 was $3.3 million, or 38 cents per share on 8.8 million shares outstanding. This compares with net income of $8.4 million, or $1.02 per share, reported a year earlier on fewer shares outstanding.

QUARTERLY RESULTS OF OPERATION AND SEASONALITY

The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation. As a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of the Company's fiscal year. In addition, a number of the Company's facilities close for regularly scheduled maintenance in late summer and late December. This tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company did not experience any significant departure from the historical demand patterns during fiscal 1997.

Regarding "Forward-Looking" Statements

The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's strategy of acquisitions, rebuilding and process improvements; and the risks described from time to time in the Company's SEC reports.

ITEM 8--FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO ABC RAIL PRODUCTS CORPORATION:

We have audited the accompanying consolidated balance sheets of ABC RAIL PRODUCTS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 1997, 1996 and 1995 (certain of which have been restated as explained in Note 10). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ABC Rail Products Corporation and Subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended July 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

As explained in Note 7 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits effective August 1, 1994.

                                /s/ Arthur Andersen LLP

                                Arthur Andersen LLP
                                Chicago, Illinois
                                September 10, 1997 (except with respect to the matter discussed in Note 10, as to which the date is December 9, 1997)

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                For the Year Ended July 31,
                                                            -----------------------------------
                                                                           1996

                                                              1997     (as restated)    1995
                                                            ---------  -------------  ---------
NET SALES                                                   $259,190       $240,664   $243,229
COSTS OF SALES                                               232,069        209,290    207,645
                                                            --------       --------   --------
   Gross profit                                               27,121         31,374     35,584
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  14,232         12,290     13,011
SPECIAL CHARGE (Note 12)                                          --          3,155         --
                                                            --------       --------   --------
   Operating income                                           12,889         15,929     22,573
SETTLEMENT OF LITIGATION (NOTE 10)                                --          2,800         --
EQUITY INCOME (LOSS) OF UNCONSOLIDATED JOINT
 VENTURE                                                       1,041           (144)       393
INTEREST EXPENSE                                               7,016          5,239      3,387
AMORTIZATION OF DEFERRED FINANCING COSTS                         362            172        275
                                                            --------       --------   --------
   Income before income taxes, cumulative effect of
   accounting change and extraordinary items                   6,552         13,174     19,304
PROVISION FOR INCOME TAXES (Note 6)                            2,951          4,726      7,619
                                                            --------       --------   --------
   Income before cumulative effect of accounting change and
   extraordinary items                                         3,601          8,448     11,685
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            --             --     (1,214)
 (Note 7)
EXTRAORDINARY ITEMS (Note 5)                                    (310)            --       (814)
                                                            --------       --------   --------
   Net income                                               $  3,291       $  8,448   $  9,657
                                                            ========       ========   ========
INCOME PER COMMON SHARE (Note 1)
   Income before cumulative effect of accounting change and
   extraordinary items                                      $   0.41          $1.02   $   1.46
   Cumulative effect of accounting change                         --             --      (0.15)
   Extraordinary items                                         (0.03)            --      (0.10)
                                                            --------       --------   --------
   Net income                                               $   0.38          $1.02   $   1.21
                                                            ========       ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     8,756          8,306      8,012
                                                            ========       ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                   As of July 31,
                                                                                              -------------------------
                                                                                                              1996

ASSETS                                                                                           1997     (as restated)
------                                                                                        ----------  -------------
CURRENT ASSETS:
     Accounts receivable, less allowances of $1,006 and $865, respectively (Notes 1 and 3)      $ 38,208       $ 31,515
     Inventories                                                                                  46,580         39,318
     Prepaid expenses and other current assets                                                     1,964          1,810
     Prepaid income taxes (Note 6)                                                                   963          2,547
                                                                                                --------       --------
          Total current assets                                                                    87,715         75,190
                                                                                                --------       --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                          1,927          1,605
     Buildings and improvements                                                                   12,491         12,127
     Machinery and equipment                                                                      84,653         73,664
     Construction in progress                                                                     36,421         15,459
                                                                                                --------       --------
                                                                                                 135,492        102,855
     Less-Accumulated depreciation                                                               (37,480)       (30,106)
                                                                                                --------       --------

          Net property, plant and equipment                                                       98,012         72,749
                                                                                                --------       --------
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Note 11)                                             14,684          5,604
                                                                                                --------       --------
OTHER ASSETS - net (Note 1)                                                                       30,196         15,483
                                                                                                --------       --------
          Total assets                                                                          $230,607       $169,026
                                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Cash overdrafts (Note 1)                                                                   $  2,991       $  3,907
     Current maturities of long-term debt (Note 5)                                                 3,987          6,942
     Accounts payable                                                                             26,617         22,759
     Accrued liabilities (Note 4)                                                                 11,273         11,998
                                                                                                --------       --------
          Total current liabilities                                                               44,868         45,606
                                                                                                --------       --------
LONG-TERM DEBT, less current maturities (Note 5)                                                  95,011         49,443
                                                                                                --------       --------
DEFERRED INCOME TAXES (Note 6)                                                                     5,881          5,316
                                                                                                --------       --------
OTHER LONG-TERM LIABILITIES                                                                        4,351          4,265
                                                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued or
     outstanding                                                                                      --             --
     Common stock, $.01 par value; 25,000,000 shares authorized; 8,954,082 shares and
     8,271,026 shares issued and outstanding, respectively                                            90             83

     Additional paid-in capital                                                                   67,362         55,251
     Retained earnings                                                                            13,044          9,062
                                                                                                --------       --------
          Total stockholders' equity                                                              80,496         64,396
                                                                                                --------       --------

          Total liabilities and stockholders' equity                                            $230,607       $169,026
                                                                                                ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                 Additional  Retained
                                                         Common   Paid-in    Earnings
                                                         Stock    Capital    (Deficit)
                                                         -----    -------    ---------
BALANCE, July 31, 1994                                   $   77     $43,193   $(8,352)
     Net income                                              --          --     9,657
     Issuance of common stock, net                            3       6,478        --
     Adjustment of minimum pension liability (Note 7)        --          --      (602)
                                                         ------     -------   -------
BALANCE, July 31, 1995                                       80      49,671       703
     Net income (as restated)                                --          --     8,448
     Shares issued in business acquisition                    2       3,348        --
     Issuance of common stock                                 1       1,600        --
     Adjustment of minimum pension liability (Note 7)        --          --       (89)
     Income tax benefit from exercised stock options         --         632        --
                                                         ------     -------   -------
BALANCE, July 31, 1996                                   $   83     $55,251   $ 9,062
     Net income                                              --          --     3,291
     Shares issued in business acquisition                    6      10,220        --
     Issuance of common stock, net                            1       1,484        --
     Adjustment of minimum pension liability (Note 7)        --          --       691
     Income tax benefit from exercised stock options         --         407        --
                                                         ------     -------   -------

BALANCE, July 31, 1997                                   $   90     $67,362   $13,044
                                                         ======     =======   =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                (In thousands)

                                                                             For the Year Ended July 31,
                                                                         -----------------------------------
                                                                                        1996
                                                                           1997     (as restated)    1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                    ---------  -------------  ---------
 Net Income                                                              $  3,291       $  8,448   $  9,657
 Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect of accounting change                                       --             --      1,214
  Special charge                                                               --          3,155         --
  Extraordinary items                                                         310             --        814
  Equity (income) loss of unconsolidated joint ventures                    (1,041)           144       (393)
  Depreciation and amortization                                            12,412         11,022      7,909
  Deferred income taxes                                                       591            405      2,406
  Changes in certain assets and liabilities, net of acquired business
   Accountants receivable - net                                              (451)         7,372    (11,140)
   Inventories                                                             (7,071)          (978)    (4,286)
   Prepaid expenses and other current assets                                  (54)          (112)      (336)
   Other assets - net                                                      (3,209)        (1,275)    (1,945)
   Accounts payable and accrued liabilities                                (1,142)        (5,296)     7,482
   Other long-term liabilities                                                 86           (604)       257
                                                                         --------       --------   --------
    Total adjustments                                                         431         13,833      1,982
                                                                         --------       --------   --------
    Net cash provided by operating activities                               3,722         22,281     11,639
                                                                         --------       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                     (34,607)       (13,943)   (25,497)
 Proceeds from sale of property                                             1,272             --         --
 Business acquisitions, less cash acquired                                    (72)        (2,888)   (27,132)
 Investment in joint ventures                                              (8,064)        (1,976)        --
 Change in restricted cash                                                     --             --        468
                                                                         --------       --------   --------
    Net cash used in investing activities                                 (41,471)       (18,807)   (52,161)
                                                                         --------       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under previous revolving lines of credit                             --             --    (22,914)
 Activity under the Credit Agreement:
  Issuance (repayment) of non-amortizing term loan                        (15,000)            --     15,000
  Net receipts (payments) under revolving line of credit                    8,212         (4,769)    26,096
  Draw on acquisition facility                                              1,750             --     17,000
  Repayment of acquisition facility                                        (5,193)        (5,664)    (7,891)
 Change in cash overdrafts                                                 (1,064)         3,907         --
 Issuance of Senior Subordinated Notes                                     50,000             --         --
 Issuance of other long-term debt                                           8,128          2,632      9,221
 Repayment of other long-term debt                                         (7,864)        (2,751)    (1,437)
 Payment of deferred financing costs                                       (2,705)          (396)      (536)
 Issuance of common stock, net of offering costs                            1,485          1,601      6,481
                                                                         --------       --------   --------
    Net cash provided by (used in) financing activities                    37,749         (5,440)    41,020
                                                                         --------       --------   --------
    Net increase (decrease) in cash                                            --         (1,966)       498
CASH, beginning of year                                                        --          1,966      1,468
                                                                         --------       --------   --------
CASH, end of year                                                        $              $     --   $  1,966
                                                                         ========       ========   ========

NON CASH TRANSACTIONS:
 Recognition/adjustment of minimum pension liability --
  Minimum pension liability                                              $  2,160       $     55   $ (1,257)
  Intangible asset                                                         (1,035)          (200)       278
  Deferred income taxes                                                      (434)            56        377
  Equity                                                                     (691)            89        602
                                                                         ========       ========   ========
 Contribution to brake shoe joint venture --
  Investment in unconsolidated joint venture                             $              $     --   $  3,500
  Accounts receivable and other current assets                                 --             --       (371)
  Inventories                                                                  --             --       (667)
  Property, plant and equipment, net                                           --             --     (2,462)
                                                                         ========       ========   ========
 Business acquisitions --
  Common stock issued                                                    $ 10,226       $  3,350   $    --
  Cash paid                                                                    72          2,827     27,132
                                                                         --------       --------   --------
    Total consideration                                                    10,298          6,177     27,132
  Assets acquired                                                          19,130         13,234     27,132
                                                                         --------       --------   --------
  Liabilities assumed                                                    $  8,832       $  7,057         --
                                                                         ========       ========   ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

ABC Rail Products
Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal systems installation and maintenance services. The Company operates 20 plants in 13 states and has unconsolidated joint ventures with plants in one state and in China.

     Principles of Consolidation

The consolidated financial statements include the accounts of ABC Rail Products Corporation and its wholly-owned subsidiaries. All significant transactions and balances between the Company and these subsidiaries have been eliminated in consolidation.

Investments in unconsolidated joint ventures are accounted for under the equity method.

     Cash Overdrafts

Cash overdrafts represent the aggregate amount of checks which have been issued and have not yet cleared the zero-balance disbursement accounts, net of any cash in specific depository accounts which will be automatically drawn against as such checks clear the disbursement accounts.

     Allowance for Doubtful Accounts

The allowance for doubtful accounts for the years ended July 31, 1997, 1996 and 1995, consisted of the following:

       (in thousands)                             1997     1996   1995
                                                 -------  ------  -----
       Balance at beginning of year              $  865   $ 716   $ 262
       Provision charged to income                  102     160     403
       Accounts recovered (written off) - net       (12)    (23)     51
       Allowance from business acquisition           51      12     ---
                                                 ------   -----   -----
       Balance at end of year                    $1,006   $ 865   $ 716
                                                 ======   =====   =====



     Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

Inventories at July 31, 1997 and 1996, consisted of the following:

       (in thousands)                        1997     1996
                                           -------   -------
       Raw materials                       $27,734   $22,886
       Work in process                       8,575     7,779
       Finished goods                        5,983     4,497
       Supplies and spare parts              4,288     4,156
                                           -------   -------
                                           $46,580   $39,318
                                           =======   =======


     Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful lives used for recognizing depreciation expense for financial reporting purposes are as follows:

       Buildings and improvements    10 - 30 years
       Machinery and equipment        5 - 12 years

Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Total maintenance and repairs expense charged to operations was approximately $12.7 million, $13.8 million and $15.3 million for the years ended July 31, 1997, 1996 and 1995, respectively. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. The most significant component of construction in progress as of July 31, 1997 is a rail mill facility being erected in Illinois. The rail mill is expected to begin commercial production by the third quarter of fiscal 1998.

     Other Assets

Other assets at July 31, 1997 and 1996, consisted of the following:

      (in thousands)                              1997     1996
                                                 -------  -------
      Molds and patterns                         $ 3,169  $ 2,555
      Deferred financing costs - net               2,817      992
      Intangible asset - pension                     --     1,036
      Prepaid pension costs                        1,972      --
      Excess cost over net assets of acquired
        businesses - net                          19,686    8,311
      Other - net                                  2,552    2,589
                                                 -------  -------
                                                 $30,196  $15,483
                                                 =======  =======

Molds and patterns are used in the Company's foundry operations to cast specialty trackwork, and railcar, locomotive and idler wheels. The cost of the molds and patterns is charged to operations based on usage.

Deferred financing costs, net of accumulated amortization of $0.4 million and $0.2 million as of July 31, 1997 and 1996, respectively, represent legal and other associated costs related to the Company's issuance of debt for general corporate purposes. Deferred financing costs are amortized over the term of the related debt using the effective interest rate method.

The provisions of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets. At July 31, 1996, the excess of the additional liability over the reported intangible asset is reflected, net of income tax effects, as a component of stockholders' equity.

The excess cost over net assets of acquired businesses described in Note 2 is being amortized on the straight-line basis over 15 to 25 years. Related amortization expense for the fiscal years ended July 31, 1997, 1996 and 1995 was $0.8 million, $0.2 million and $0.1 million, respectively. Accumulated amortization expense as of July 31, 1997 and July 31, 1996 was $1.1 million and $0.3 million, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

     Workers' Compensation Insurance

The Company is primarily self-insured for workers' compensation claims and pays all eligible claims through an arrangement with an outside administrator for a service fee. Individual claims in excess of $0.2 million to $0.4 million, depending upon the year to which the claim relates, are covered by outside insurance. The Company funds the claims paid through the administrator based on the administrator's periodic estimate of the ultimate payout related to known claims or, for more recent years, based on claims paid by the administrator. The Company provides for workers' compensation insurance each period based on its estimate of the total ultimate payout for all claims.

     Revenue Recognition

Revenue for a majority of the Company is recognized on the date goods are shipped to the customer. The principal source of revenue for the Company's recently acquired railway signal construction and maintenance business is from cost-plus-fee and from fixed-price contracts. Revenue on such contracts is recognized on the percentage of completion method based on costs incurred in relation to total estimated costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Sales returns and allowances are recognized as a charge against revenue in the period in which the related revenues are recognized.

     Per Share Data

Primary net income per common share amounts are computed by dividing net income by the weighted average common and common equivalent shares outstanding during the year. Common equivalent shares represent the dilutive effect of the assumed exercise of certain outstanding stock options.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995, and adopted by the Company in fiscal 1997. This new pronouncement establishes standards on when to review long-lived assets and certain identifiable intangible assets for impairment and how to measure that impairment. The impact of adopting this standard did not have a material impact on the Company's financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995, and adopted by the Company in fiscal 1997. This new pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans and requires a fair value based method to determine the compensation cost of such plans. The Company, as allowed by the standard, continues to account for stock-based compensation under the prior method, but has provided supplemental pro forma disclosure of the effect of adopting the new accounting method prescribed by the new standard in Note 8.

SFAS No. 128, "Earnings per Share," was issued in February 1997 and will be adopted by the Company in fiscal 1998. The new pronouncement establishes revised methods for calculating and reporting earnings per share. Under the revised methods, basic earnings per share, computed by dividing reported net income by weighted average common shares outstanding, without regard to dilutive common stock equivalents, would have been $0.38, $1.05 and $1.26 for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. Previously reported quarterly earnings (loss) per share would have been similarly adjusted.

In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (primarily minimum pension liability adjustments for the Company) in a full set of general purpose financial statements. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Management is currently evaluating the provisions of this statement to determine its impact upon current reporting. Both SFAS No. 130 and SFAS No. 131 must be adopted by the Company by the fiscal year beginning August 1, 1998.

2.   Business Acquisitions

Effective May 15, 1995, the Company purchased from General Electric Railcar Wheel and Parts Services Corporation ("GESC") substantially all of the assets of the railcar wheel mounting facilities of GESC (the "Wheel Mounting Business") located in Lewistown, Pennsylvania; Calera, Alabama; Chicago Heights, Illinois; Corsicana, Texas; Riverside, California and Kansas City, Kansas. The assets acquired included (i) the real property of the facilities located in Pennsylvania, Alabama, Illinois and Texas, (ii) the leases related to the facilities located in California and Kansas, (iii) plant, machinery and equipment located at the facilities, (iv) all inventories relating to the facilities and (v) all personal property and various other property rights relating to the facilities.

In consideration for the acquisition of the assets of the Wheel Mounting Business, the Company paid GESC approximately $26.1 million in cash and assumed certain of GESC's contractual liabilities, including liabilities under real property leases related to the facilities located in California and Kansas. The Company obtained the funds to pay the purchase price and related transaction costs of approximately $1.0 million from borrowings under the Credit Agreement.

Effective May 31, 1996, the Company acquired Deco Industries Inc. of Milwaukee, Wisconsin and selected assets of Deco Automation located in Norristown, Pennsylvania for a combination of common stock and cash. The acquired companies manufacture railroad classification yard retarder control and automation systems. Pursuant to the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next five years. For the years ended July 31, 1997 and 1996, the assumed issuance of such contingent shares (along with the assumed earnings level) would be antidilutive to earnings per share.

Effective May 31, 1996, the Company purchased its partner's interest in the ABC Rail Cogifer Industrial joint venture partnership. The then purpose of ABC Rail-Cogifer Industrial was to manufacture and sell trackwork from the Cincinnati, Ohio facility purchased by the partnership from Cogifer in January 1994. The plant's new role within the Company has been redirected towards both new and remanufactured track products.

Effective June 21, 1996, the Company began operating a wheel mounting, wheel assembly and trackwork service business in Tacoma, Washington. The Company is currently leasing the operating facility from the previous operators with whom the Company also entered into certain employment, consulting and non-compete agreements.

Effective December 17, 1996, the Company acquired American Systems Technologies, Inc. ("AST") of Verona, Wisconsin for common stock. AST provides railway signal system installation and maintenance to the short line, regional, commuter and transit railroads. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. For the year ended July 31, 1997, the assumed issuance of such contingent shares (along with assumed earnings level) would be antidilutive to earnings per share.

The aggregate purchase price paid in the fiscal 1996 business acquisitions was $6.2 million, including 148,889 shares of the Company's common stock valued at $3.4 million. The aggregate purchase price paid in the fiscal 1997 business acquisition was $10.3 million which represented 555,556 shares of the Company's stock valued at $10.2 million. The individual and aggregate effect of these acquisitions was not significant to the Company's operations.

The acquisitions were accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the acquired businesses were revalued to estimated fair values as of the acquisition date. Management has used its best judgment and available information in estimating the fair value of those assets and liabilities. Any changes to these estimates are not expected to be material. The operating results of the acquired businesses are included in the consolidated statement of operations from the date of acquisition.

3.  Contract Receivables

Billed contract receivables included in accounts receivable as of July 31, 1997 were as follows:

          (in thousands)                                   1997
                                                          ------
          Contract receivables:
          Completed contracts                             $  861
          Contracts in progress                            3,089
          Retainage                                          666
                                                          ------
                                                          $4,616
                                                          ======

Information with respect to contracts in progress as of July 31, 1997 was as follows:

          (in thousands)                                   1997
                                                         -------
          Costs incurred on uncompleted contracts        $16,980
          Estimated earnings                               2,831
                                                         -------
                                                         $19,811
          Less - billings to date                         18,495
                                                         -------
          Included in accounts receivable                $ 1,316
                                                         =======

4.   Accrued Liabilities

Current accrued liabilities at July 31, 1997 and 1996, consisted of the following:

(in thousands)                                          1997          1996
                                                      --------      --------
Insurance                                              $ 3,150       $ 2,255
Payroll and benefits                                     2,569         5,025
Interest                                                   733           308
Other                                                    4,821         4,410
                                                       -------       -------
                                                       $11,273       $11,998
                                                       =======       =======


5.   Long-Term Debt

Long-term debt at July 31, 1997 and 1996, consisted of the following:

(in thousands)                                          1997          1996
                                                       -------       -------
Credit Agreement:
 Non-amortizing term loan                              $    --       $15,000
 Revolving line of credit                               32,580        23,406
 Acquisition facility                                       --         3,443
Other revolving lines of credit                          1,599         1,210
Capital lease obligations                                  140           ---
Other notes payable                                        876           ---
Term loans                                              10,063         9,151
Industrial revenue bonds                                 3,740         4,175
9-1/8% Senior Subordinated Notes                        50,000           ---
Less current maturities                                 (3,987)       (6,942)
                                                       -------       -------
 Total long-term debt                                  $95,011       $49,443
                                                       =======       =======


On March 31, 1995, the Company negotiated a new five-year credit agreement (the "Credit Agreement") with a group of lenders allowing for maximum direct borrowings and outstanding letters of credit of up to $80 million. This new facility included a $15 million non-amortizing term loan, a $40 million revolving credit line and a $25 million acquisition facility. On November 30, 1995, the Company and its lenders amended the new facility by increasing the revolving credit line to $50 million from $40 million, and by recharging the availability under the acquisition line from the $8.0 million remaining after the wheel mounting business acquisition to $17.8 million. The Credit Agreement replaced the 1993 credit agreement and resulted in a fiscal 1995 third quarter extraordinary after-tax charge of $0.8 million representing the write-off of unamortized deferred financing costs related to the retired debt. The Credit Agreement was amended and restated on November 15, 1996, in conjunction with the issuance of the 9-1/8% Senior Subordinated Notes described below. Under the amended Credit Agreement, (i) the non-amortizing term loan and the acquisition facility were paid in full and canceled, (ii) the revolving credit line was increased to $90 million and (iii) the terms of certain financial covenants were modified.

Interest on all amounts borrowed under the amended Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while LIBOR is in effect. As of July 31, 1997, the weighted average interest rate of outstanding borrowings under the amended Credit Agreement was 8.0%. The Company has pledged as collateral for the amended Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of July 31, 1997, availability under the amended Credit Agreement, which is limited to certain advance rates on eligible accounts receivables and inventories, was $20.5 million.

The amended Credit Agreement contains various financial covenants which, among other provisions, include prohibiting or limiting the incurrence of additional indebtedness. The amended Credit Agreement also contains certain financial covenants

(all as defined) (i) requiring the maintenance of a minimum Interest Coverage Ratio; (ii) requiring the maintenance of a minimum Consolidated Net Worth; (iii) requiring the maintenance of a maximum funded debt to capitalization ratio; and
(iv) which limit the incurrence of Capital Expenditures. The Company was in compliance with all of the covenants under the amended Credit Agreement as of July 31, 1997 except for the limitation on Capital Expenditures for which a waiver was obtained.

In conjunction with the purchase of American Systems Technologies, Inc. ("AST"), the Company assumed AST's existing $1.6 million demand line of credit with a third party financial institution. Borrowings under this line are secured by substantially all assets of AST. Interest is payable monthly at the rate of 8.75% as of July 31, 1997. This note was fully paid by the Company in August 1997.

In conjunction with the purchase of its partner's interest in the ABC Rail-Cogifer Industrial joint venture partnership (see Note 2), the Company assumed the joint venture's existing $3.0 million revolving credit facility with a third party financial institution. Borrowings under this facility were secured by accounts receivable and inventories of ABC Rail-Cogifer Industrial and bore interest at 8.75% as of July 31, 1996. Outstanding borrowings under this facility, which were $1.2 million as of July 31, 1996, were repaid in conjunction with the issuance of the 9-1/8% Senior Subordinated Notes described below and this facility was canceled.

Other notes payable represent three separate notes that were assumed by the Company in conjunction with the purchase of AST. These notes were fully paid by the Company in August 1997.

On September 26, 1994, the Company entered into a five-year term loan agreement to finance up to $9.9 million in capital expenditures for the new wheel machining center for its Calera, Alabama facility. A total of $9.2 million was drawn under this term loan. This term loan was repaid in full in conjunction with the issuance of the 9-1/8% Senior Subordinated Notes described below. The Company entered into an additional seven-year term loan agreement with the same lender on July 20, 1995 to finance up to $12.5 million of capital expenditures for the new rail mill center located in Chicago Heights, Illinois. Through July 31, 1997, $10.8 million has been drawn under this second term loan. The term loan is secured by the related fixed assets, bears weighted interest at 7.4% as of July 31, 1997 and contains financial covenants which require the Company to maintain minimum levels of net worth and a minimum interest coverage ratio. Except for the interest coverage ratio, the Company was in compliance with all of its covenants under the term loan as of July 31, 1997. A waiver was obtained from the lender for the non-compliance on the interest coverage ratio.

The $5.0 million IRBs were issued in March 1994, and are secured by the Company's facility in Newton, Kansas. The IRBs bear interest at rates varying between 4-1/4% and 6-1/2% and mature approximately 10% per year through 2004.

On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, the Company completed an offering (the "Offering") of $50 million of 9-1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. Financing cost of $2.2 million was deferred in connection with the issuance of the Notes. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% of face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which, among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. The Company was in compliance with all of its covenants under this obligation as of July 31, 1997.

Cash paid for interest was $6.3 million, $4.9 million and $3.3 million for the years ended July 31, 1997, 1996 and 1995, respectively. Maturities of debt as of July 31, 1997, are as follows:

(in thousands)
Year ending July 31,
1998                                                                    $ 3,987
1999                                                                      2,602
2000                                                                     35,182
2001                                                                      2,622
2002                                                                      2,652
Thereafter                                                               51,953
                                                                        -------
                                                                        $98,998
                                                                        =======

6.   Income Taxes

The provision for income taxes for the years ended July 31, 1997, 1996 and 1995, consisted of the following:

(in thousands)                                         1997     1996     1995
                                                      -------  -------  -------
Current tax expense
  Federal                                              $1,848   $3,604   $3,714
  State                                                   297      717      935
                                                       ------   ------   ------
                                                        2,145    4,321    4,649
Deferred tax expense (benefit)                            591      405    1,562
                                                       ------   ------   ------
  Total provision for income taxes                      2,736    4,726    6,211
Income tax benefit related to cumulative effect of
  accounting change                                       ---      ---      844
Income tax benefit related to extraordinary items         215      ---      564
                                                       ------   ------   ------
                                                       $2,951   $4,726   $7,619
                                                       ======   ======   ======

The principal items comprising the difference between taxes on income before income taxes, cumulative effect of accounting change and extraordinary items computed at the federal statutory rate and the actual provision for income taxes for the years presented were as follows:

(in thousands)                                        1997      1996     1995
                                                     -------  --------  -------
Tax provision computed at the statutory rate          $2,228   $4,513    $6,563
State taxes, net of federal benefit                      296      472       730
Nondeductible amortization of goodwill                   176      ---       ---
Other, net                                               251     (259)      326
                                                      ------   ------    ------
                                                      $2,951   $4,726    $7,619
                                                      ======   ======    ======

Deferred tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The major temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                July 31, 1997             July 31, 1996
                                           -----------------------    ---------------------
(in thousands)                             Assets     Liabilities     Assets    Liabilities
                                           -------    ------------    -------   -----------
Property basis difference                   $  ---         $(7,454)    $   ---      $(5,978)
Insurance reserves                           1,803             ---       1,083          ---
Inventory basis differences                    617             ---         564          ---
Allowance for doubtful accounts                464             ---         427          ---
Postretirement and postemployment
  reserves                                     728            (764)      1,218          ---
Other employee benefit reserves                649             ---         406          ---
Margin recognition under contracts             ---            (959)        ---          ---
Net operating loss credit carryforwards        145             ---          80          ---
AMT credit carryforwards                       259             ---         ---          ---
Other  - net                                   ---            (406)        ---         (569)
                                            ------          ------      ------      -------
                                            $4,665         $(9,583)     $3,778      $(6,547)
                                            ======         =======      ======      =======

The Company did not record any valuation allowances against deferred tax assets at July 31, 1997 or 1996 because management believes that the Company will realize the tax benefits associated with those assets as future tax deductions. The net operating loss carryforwards that resulted from the acquisition of Deco expire, if unused, in 2010 and are subject to certain limitations under current income tax regulations. The alternative minimum tax credit can be carried forward indefinitely.

Net cash paid for income taxes was $1.7 million, $2.8 million and $5.2 million for the years ended July 31, 1997, 1996 and 1995, respectively.

7.   Employee Benefit Plans

The Company maintains a defined benefit retirement and disability plan, which includes certain insurance coverage and death benefits, covering hourly employees. The plan provides benefits for certain employees that are based on the employee's years of service and also provides benefits for other employees that are based on the employee's years of service and compensation upon their retirement from the Company. The Company makes contributions to the plan at least equal to the minimum funding requirements under the Employee Retirement Income Security Act of 1974. The plan invests primarily in investment grade corporate bonds, government bonds, corporate stocks and cash.

Net periodic pension cost for the years ended July 31, 1997, 1996 and 1995, included the following components:


(in thousands)                                                    1997      1996      1995
                                                                --------  --------  --------
Service cost on benefits earned during the period               $   704    $  707    $  588
Interest cost on projected benefit obligations                      845       723       606
Actual return on assets                                          (1,841)     (737)     (651)
Net amortization and deferral                                     1,355       450       516
Curtailment loss                                                    ---       511       ---
                                                                -------    ------    ------
  Net periodic pension cost                                     $ 1,063    $1,654    $1,059
                                                                =======    ======    ======

The following table sets forth the funded status of the plan at July 31, 1997 and 1996:


(in thousands)                                                1997       1996
                                                            ---------  --------
Actuarial present value of benefit obligation -
  Vested benefits                                            $  8,026   $ 6,974
  Non-vested benefits                                           3,251     2,963
Accumulated benefit obligation                                 11,277     9,937
Effect of projected future compensation levels                    114       163
                                                             --------   -------
Projected benefit obligation                                   11,391    10,100
Plan assets at fair value                                     (11,341)   (7,969)
                                                             --------   -------
Projected benefit obligation in excess of plan assets              50     2,131
Net unrecognized gain and prior service cost                   (1,763)   (2,589)
Adjustment required to recognize minimum liability                ---     2,426
                                                             --------   -------
    Accrued (prepaid) pension                                $ (1,713)  $ 1,968
                                                             ========   =======

The curtailment loss resulted from the January 1996 decision to permanently displace certain employees of the Company's former brake shoe facility. See Note 12 for further information.

Key assumptions used in the calculations summarized above are as follows:

                                                            1997   1996   1995
                                                            -----  -----  -----
Discount rate                                                7.75%  7.75%  8.0%
Average increase in compensation level                       5.0    5.0    5.0
Expected long-term rate of return on assets                  8.5    8.0    8.0

The Company also maintains a defined contribution plan for the benefit of salaried and certain hourly employees. The Company makes matching contributions in an amount equal to 50.0% of the participant contributions. A maximum of 6.0% of a participant's yearly compensation is eligible for the matching contribution. The Company made contributions to the plan of $0.5 million, $0.5 million and $0.3 million for the years ended July 31, 1997, 1996 and 1995, respectively. In addition, the Company makes additional contributions to the plan equal to 1.0% of salaried and certain hourly employees' compensation. This additional contribution was $0.2 million for each of the years ended July 31, 1997, 1996 and 1995.

The Company provides postretirement medical benefits for certain hourly employees covered by collective bargaining agreements. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in the first quarter of fiscal 1994. As of July 31, 1993, the present value of the accumulated obligation for postretirement medical benefits for employees covered by collective bargaining agreements was approximately $5.0 million. The Company is recognizing this obligation ratably over the 20-year period ending in 2014. The Company has established a Voluntary Employee Benefit Association trust to fund this obligation. Contributions of $1.4 million, $0.4 million and $1.1 million were made to the trust in fiscal 1997, 1996 and 1995, respectively.

Net postretirement expense for the years ended July 31, 1997, 1996 and 1995, respectively, included the following components:


(in thousands)                                            1997    1996    1995
                                                         ------  ------  ------
Service cost on benefits earned during the period         $ 180   $ 192   $ 173
Interest cost on accumulated benefit obligation             431     368     351
Actual return on plan assets                               (242)    (52)    (19)
Net amortization and deferral                               357     202     214
Curtailment loss                                             --      79      --
                                                          -----   -----   -----
   Net periodic postretirement cost                       $ 726   $ 789   $ 719
                                                          =====   =====   =====

The following table sets forth the status of the plan as of July 31, 1997 and 1996:


(in thousands)                                             1997      1996
                                                         --------  --------
Actuarial present value of benefit obligation -
         Retirees                                        $ 2,444   $ 1,597
         Fully eligible active plan participants             337       362
         Other active participants                         3,010     3,291
                                                         -------   -------
Projected benefit obligation                               5,791     5,250
Plan assets at fair value                                 (2,465)   (1,023)
                                                         -------   -------
Projected benefit obligation in excess of plan assets      3,326     4,227
Net unrecognized gain                                         68        83
Unrecognized transition obligation                        (3,408)   (3,621)
                                                         -------   -------
         Accrued (prepaid) postretirement liabilities    $   (14)  $   689
                                                         =======   =======

The curtailment loss resulted from the January 1996 decision to permanently displace certain employees of the Company's former brake shoe facility. See Note 12 for further information.

The weighted average discount rate used in the calculations summarized above was 7.75% in both 1997 and 1996.

The assumed health care cost trend rate used in measuring the projected postretirement benefit obligation as of July 31, 1997, was 7.0% in 1997, and 6.0% thereafter. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of July 31, 1997, by approximately $0.3 million and the total of the service and interest cost components of net postretirement benefit cost for fiscal 1997 by approximately $0.1 million.

The Company provides former hourly and salaried disabled employees continued medical benefits until age 65 or recovered from disability. The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as of the beginning of fiscal 1995. The accounting standard requires the accrual of the cost of postemployment benefits over the employees' years of service rather than accounting for such costs on a cash basis. A one-time cumulative adjustment of $2.1 million ($1.2 million, net of income tax) was recognized as of the beginning of fiscal 1995.

Net periodic postemployment cost for the years ended July 31, 1997 and 1996, included the following components:

(in thousands)                                   1997   1996
                                                 -----  -----
Estimated cost for newly disabled employees      $  80  $  80
Interest cost on projected benefit obligation      170    162
Net amortization and deferral                      287    ---
                                                 -----  -----
     Net periodic postemployment cost            $ 537  $ 242
                                                 =====  =====

The following table sets forth the funded status of the plan at July 31, 1997 and 1996:

(in thousands)                                                1997      1996
                                                            --------  --------
Actuarial present value of benefits obligation -
         Terminated employees fully eligible for benefits    $2,009    $2,084
                                                             ------    ------
   Accumulated benefit obligation                             2,009     2,084
   Plan assets at fair value                                     --        --
                                                             ------    ------
Accumulative benefit obligation in excess of plan assets      2,009     2,084
Net unrecognized loss                                          (616)     (179)
                                                             ------    ------
   Accrued postemployment liabilities                        $1,393    $1,905
                                                             ======    ======

The discount rate used in the calculations summarized above was 7.75% in both 1997 and 1996.

8.  Stock Option Plans

The Company has stock option plans which provide for the granting of options to certain directors, officers and employees to purchase shares of its common stock within prescribed periods at prices equal to the fair market value on the date of grant.

Activity during 1997, 1996 and 1995 under the Company's stock option plans and with respect to separate options is summarized below:

(in thousands, except weighted average
prices)                                         Outstanding                   Exercisable
                                                -----------                   -----------
                                                          Wtd. Avg.                  Wtd Avg.
                                          Shares         Exer. Price     Shares     Exer. Price
                                          ------         -----------     ------     -----------
July 31, 1994                                535           $10.64         118          $10.34
   Issued                                    237            20.73
   Exercised                                 (14)           10.00
                                            ----           ------         ---          ------
July 31, 1995                                758            13.80         246           11.18
   Issued                                    145            21.19
   Exercised                                (139)           11.54
   Canceled                                  (43)           18.90
                                            ----           ------         ---          ------
July 31, 1996                                721            15.42         310           13.05
   Issued                                    165            17.66
   Exercised                                (128)           11.65
   Canceled                                 (126)           19.04
                                            ----           ------         ---          ------
July 31, 1997                                632           $16.04         387          $13.98
                                            ====           ======         ===          ======

(in thousands, except lives and
weighted average prices)               Outstanding--July 31, 1997        Exercisable--July 31, 1997
                                       --------------------------        --------------------------
Range of                                Wtd. Avg.       Wtd. Avg.                        Wtd. Avg.
Exercise Prices            Shares     Remaining Yrs.   Exer. Price       Shares         Exer. Price
---------------            ------     --------------   -----------       ------         -----------
$10.00-$18.50               341            6.6           $11.74           261             $10.55
$18.51-$21.625              291            7.2           $21.07           126             $21.08


As allowed under SFAS No. 123, the Company continues to account for its stock-based compensation plans in accordance with the prior standard under which it recognized no compensation expense in 1997 or 1996. Had compensation cost been determined on the fair market value-based accounting method for options granted in 1997 and 1996, pro forma net earnings and earnings per share for 1997 would have been $3.0 million and $0.35, respectively, and pro forma net income and earnings per share for 1996 would have been $7.1 million and $0.86, respectively. The weighted average fair value of options granted in 1997 and 1996 was $8.51 and $10.52, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk-free interest rate of 6.3%; weighted average volatility of 30.4% and 27.3%; expected lives of 7.2 years and 6.9 years and zero dividend yield for 1997 and 1996, respectively.

9.  Operating Leases

The Company leases its corporate office space, seven operating facilities, automobiles and office equipment for periods ranging from one to five years. Rent expense under operating leases, including leases with terms less than one year, was approximately $2.5 million, $1.9 million and $1.6 million for the years ended July 31, 1997, 1996 and 1995, respectively.

At July 31, 1997, future minimum annual rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year were as follows:

(in thousands)
Year ending July 31,
1998                                                             $1,747
1999                                                              1,357
2000                                                                989
2001                                                                520
2002                                                                473
Thereafter                                                        2,192
                                                                 ------
                                                                 $7,278
                                                                 ======


10.  Commitments and Contingencies

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

In October 1995, a judgment in the 1991 lawsuit was finalized with the Company receiving a payment of $2.8 million from Abex. The Company had originally deferred the recognition of this income by recording the receipt of this payment as a liability pending resolution of the 1994 lawsuit. However, on December 9, 1997, the Company restated its 1996 financial statements to reflect the $2.8 million receipt as non-operating income. This restatement increased fiscal 1996 net income by $1.7 million and earnings per share by $0.21. The judgment is exclusive of indemnification for any future environmental claims.

The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

The Company currently has purchase commitments of $1.9 million related to its planned special capital project expenditures. The majority of the funds are expected to be spent during fiscal year 1998.

As of July 31, 1997, the Company has letters of credit outstanding totaling $0.3 million which guarantee certain debt which is recorded in the accompanying consolidated balance sheet.

11.  Unconsolidated Joint Ventures

ABC Rail-Cogifer Technologies is a 50-50 joint venture partnership of the Company and Cogifer S.A. ("Cogifer") created by a partnership agreement that expires in February 2022 unless terminated earlier by the executive committee of the partnership, by the sale of all or substantially all of the partnership's assets or by the termination of the related technology exchange agreement. The partnership's purpose is to market, design, engineer and supply European-style high-speed and light rail technology to the North American market. The marketing activities of the Company and the partnership are coordinated by the Company. Production is subcontracted to the most suitable joint venture partner.

The technology exchange agreement provides the Company access to Cogifer's design concepts, expertise and information which can be applied by the Company to: the potentially large intercity "Amtrak-type" rail passenger market; the small but developing market for high-speed freight railroad switches; and the North American manufacturing of certain elements of European-style high-speed and light rail specialty trackwork. Cogifer has similar access to the Company's technology for use outside North America and other defined markets. Certain of these exchanges may have a 2% royalty in those situations in which the executive committee of the partnership determines that a partner has contributed significant value. To date, no such royalty has been paid to either party.

The Company and Cogifer have also entered into a joint marketing agreement appointing Cogifer as the Company's exclusive worldwide representative for the sale of the Company's products, excluding sales in the United States, Canada, Mexico and certain other countries.

In December 1993, the Company formed a second 50-50 joint venture partnership, ABC Rail-Cogifer Technologies (Industrial Division) ("ABC Rail-Cogifer Industrial") with Cogifer. The Company coordinated, among other things, ABC Rail-Cogifer Industrial's sales and distribution activities. Sales and marketing fees of $0.1 million and $0.3 million were charged by the Company to ABC Rail-Cogifer Industrial in fiscal years 1996 and 1995, respectively. The Company, on an ongoing basis, purchased rail products from the Cincinnati facility. In May 1996, the Company acquired Cogifer's 50% interest in the partnership. Total purchases from the partnership for the years ended July 31, 1996 (through May) and 1995, were $5.3 million and $13.8 million, respectively.

On July 31, 1995, the Company entered into 50-50 joint venture with Anchor Brake Shoe Company ("Anchor"). The purpose of the joint venture is to design, manufacture, market and sell railcar composite brake shoes. The Company's initial contribution to the venture included the inventory and property, plant and equipment of its composite brake shoe facilities in Chicago and certain related accounts receivable and other current assets aggregating $3.5 million. Anchor contributed its composite brake shoe facility which, net of a promissory note from the joint venture, resulted in an initial contribution of $3.5 million. Certain of the assets contributed to the joint venture by the Company will be sold by the joint venture. Any difference between the aggregate sales proceeds and the aggregate contributed value of such assets will be credited to the appropriate partner if such sale occurs prior to an agreed upon date. Pursuant to a related Commission Agreement between the Company and the joint venture, the joint venture must pay the Company a 3% commission on sales of the joint venture that are generated through the Company. No such commissions were earned in fiscal 1997 or 1996.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's cash infusion of $9.2 million has been contributed to the joint venture and additional amounts have been deferred in organizing the venture. The cash funding is being used to construct a manufacturing facility which is expected to be operational by mid 1998.

During fiscal years 1997, 1996 and 1995, the Company earned equity income (loss) from its joint ventures of $1.0 million, $(0.1 million) and $0.4 million, respectively. Additionally, the Company occasionally pays certain items on behalf of the joint ventures and is subsequently reimbursed for such payments. The Company also charges computer and engineering fees to some of the joint ventures. As of July 31, 1997, amounts owed to or from these affiliates were not material.

12.  Special Charge

During the third quarter of fiscal 1996, the Company recorded a special charge of $3.2 million. The special charge consisted of the following:

(in thousands)
Plant closure expenses                                                  $1,177
Reengineering costs                                                      1,651
Settlement fees                                                            327
                                                                        ------
                                                                        $3,155
                                                                        ======

As described in Note 11, on July 31, 1995, the Company entered into a joint venture with Anchor Brake Shoe Company for the purpose of selling railcar composite brake shoes. The success of the joint venture in meeting total production needs from one plant has resulted in the closure of the Company's former brake shoe facility. The plant closure expenses represent the severance, pension and other related exit expenses for those employees associated with the permanent displacement of the plant's vested hourly employees. Pursuant to the joint venture agreement, any such displacement costs were to be borne by the Company.

In conjunction with the Company's overall strategic goals and growth objectives, costs are being incurred to reengineer a number of key business processes. Business processes are being enhanced in the Track Products Division in the areas of order fulfillment and in Calera to improve the overall foundry operation. Supporting these and other ongoing Company processes is the installation of new computer software and hardware which will allow the Company to address the "Year 2000" computer issues.

During fiscal 1995, the Company sold metal brake shoes to the National Railroad of Mexico. Subsequent to this transaction, the Mexican government assessed additional excise and value added taxes. A final settlement was reached on this issue during the third quarter of fiscal 1996.

13.  Significant Customers

The Company's largest customers are North American Class I railroads, although the Company also sells its products to a variety of regional and short line railroads as well as rail transit systems and new freight car builders. Customers which accounted for over 10% of the Company's sales in fiscal years 1997, 1996 and 1995 were as follows:

                                                              1997   1996   1995
                                                             -----  -----  -----
Burlington Northern Santa Fe Corporation                      23%    27%    28%
Union Pacific Corporation                                     21     16     14

No other customer accounted for more than 10% of revenues in any of the three most recent fiscal years. The Company's five largest customers represented approximately 58%, 55% and 57% of the Company's sales for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. A significant decrease in business from any of these customers, or the loss of any major customer, could have a material adverse effect on the Company. The Company has no indications that such decreases or losses are imminent.

14.  Quarterly Financial Data (Unaudited)

The Company's business is somewhat seasonal as evidenced by net sales in the Company's fiscal 1997 and 1996 third and fourth quarters exceeding sales in the first two quarters of those years.

Quarterly financial data for the years ended July 31, 1997 and 1996 are as follows (in thousands, except per share data):


                                                    For the Year Ended July 31, 1997
                                         ---------------------------------------------------------
                                                          Second
                                         First  Quarter  Quarter   Third Quarter    Fourth Quarter
                                         --------------  -------   -------------    --------------
Net sales                                   $55,911      $55,710      $73,817          $73,752
Gross profit                                  5,373        8,608        6,225            6,915
Operating income                              2,131        5,856        1,814            3,088
Net income before extraordinary items           479        2,608          263              251
Net income                                      479        2,608          (47)/(a)/        251
Net income before extraordinary items       $  0.06      $  0.30      $  0.03          $  0.03
  per common share                          =======      =======      =======          =======


                                                     For the Year Ended July 31, 1996
                                      --------------------------------------------------------------
                                      First Quarter         Second
                                      (as restated)        Quarter   Third  Quarter   Fourth Quarter
                                      -------------        -------   --------------   --------------
Net sales                                $58,574          $58,545       $60,139          $63,406
Gross profit                               8,082            8,464         3,853           10,975
Operating income (loss)                    5,103            6,008        (2,842)/(c)/      7,660
Net income (loss)                          3,930/(b)/       2,690        (2,527)           4,355
Net income (loss) per common share       $  0.48          $  0.33       $ (0.30)         $  0.52
                                         =======          =======       =======          =======

_________________________
(a) Includes an extraordinary loss of $0.3 million ($0.03 per share) from the early extinguishment of debt.

(b) Includes Abex litigation settlement of $1.7 million (after tax) as described in Note 10.

(c) Includes a special charge of $3.2 million as described in Note 12.

Quarterly per share results are not necessarily additive, as per share amounts are computed independently for each quarter and are based on respective weighted average common and common equivalent shares outstanding.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements and the report thereon of Arthur
          Andersen LLP are included in Item 8 of this report:

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

   10.2 Second Amended and Restated Loan and Security Agreement, dated as of January 3, 1997, among the Company, ABC Deco Inc. and American Systems Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of Chicago, as agent, and Amendment No. 1 thereto dated as of August 8, 1997 (7)

  *10.3      Stock Option Plan dated July 1, 1993 (1)

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

  *10.16     1994 Stock Option Plan (2)

  *10.17 Agreement and General Release dated as of October 2, 1996 between Ben R. Yorks and the Company (6)

   21.1      Subsidiaries of the Company (2)

   23.1      Consent of Independent Public Accountants

   24.1      Powers of Attorney (7)

   27.1      Financial Data Schedule

     The Company is the guarantor of industrial revenue bonds issued by the City of Newton, Kansas, in a principal amount which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of the guaranty agreement to the Securities and Exchange Commission upon its request.

--------------------------

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

     (7) Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC File No. 0-22906).

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated December 10, 1997                 ABC RAIL PRODUCTS CORPORATION
                                        (Registrant)


                                        /s/ Donald W. Grinter
                                        ----------------------------------------
                                        Donald W. Grinter
                                        Chairman of the Board and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 1997:


/s/ Donald W. Grinter                                        *
------------------------------------        ------------------------------------
Donald W. Grinter                           Donald R. Gant
Chief Executive Officer and Director        Director
(Principal Executive Officer)


                 *                                           *
------------------------------------        ------------------------------------
Clarence E. Johnson                         James E. Martin
Director                                    Director


                 *                                           *
------------------------------------        ------------------------------------
George W. Peck IV                           Jean-Pierre M. Ergas
Director                                    Director


                 *
------------------------------------
Norman Doerr
Director


     * The undersigned by signing his name hereunto has hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on December 10, 1997, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.


By:  /s/ D. Chisholm MacDonald
     -------------------------------------------
     D. Chisholm MacDonald
     Executive Vice President -
     Administration and Business Development,
     Chief Financial Officer and Secretary
     (Principal Financial and Accounting Officer)