Form 10-Q
period 1997-10-31
ABC RAIL PRODUCTS CORP
filed 1997-12-10
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        October 31, 1997                                         0-22906
---------------------------------                        -----------------------
     For the Quarter Ended                               Commission File Number



                         ABC Rail Products Corporation
             (Exact name of registrant as specified in its charter)



             Delaware                                          36-3498749
---------------------------------                        -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)


              200 South Michigan Avenue, Chicago, IL  60604-2402
              --------------------------------------------------
                   (Address of principal executive offices)



Registrant's telephone number                                (312) 322-0360
                                                         -----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes        X                  No
                                ------------------           ------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                               Outstanding at November 28, 1997
----------------------------                   --------------------------------
Common Stock, $.01 par value                            8,976,304 Shares

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                    Page
                                                                                    ----

Part I   Financial Information

         Item 1  Consolidated Financial Statements

                    Consolidated Balance Sheets                                       3

                    Consolidated Statements of Operations                             4

                    Consolidated Statements of Stockholders' Equity                   5

                    Consolidated Statements of Cash Flows                             6

                    Notes to Unaudited Consolidated Financial Statements         7 - 10


         Item 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      11 - 14


Part II  Other Information

         Item 2  Changes in Securities                                               15

         Item 6  Exhibits and Reports on Form 8-K                                    15

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    As of October 31, 1997 and July 31, 1997

(In thousands, except share and per share data)

                                                                                   October 31,      July 31,
ASSETS                                                                                1997            1997
------                                                                             -----------      --------
                                                                                   (unaudited)
CURRENT ASSETS:
     Accounts receivable, less allowances of $1,219 and $1,006, respectively         $ 45,454       $ 38,208
     Inventories (Note 3)                                                              43,310         46,580
     Prepaid expenses and other current assets                                          3,007          1,964
     Prepaid income taxes                                                                 713            963
                                                                                     --------       --------
          Total current assets                                                         92,484         87,715
                                                                                     --------       --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                               1,927          1,927
     Buildings and improvements                                                        12,491         12,491
     Machinery and equipment                                                           85,448         84,653
     Construction in progress                                                          44,603         36,421
                                                                                     --------       --------
     Less - Accumulated depreciation                                                  144,469        135,492
                                                                                      (39,703)       (37,480)
                                                                                     --------       --------

          Net property, plant and equipment                                           104,766         98,012
                                                                                     --------       --------
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
                                                                                       15,400         14,684
                                                                                     --------       --------

OTHER ASSETS - net                                                                     29,884         30,196
                                                                                     --------       --------

          Total assets                                                               $242,534       $230,607
                                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Cash overdrafts                                                                 $  5,087       $  2,991
     Current maturities of long-term debt                                               2,405          3,987
     Accounts payable                                                                  26,340         26,617
     Accrued liabilities                                                               13,396         11,273
                                                                                     --------       --------

          Total current liabilities                                                    47,228         44,868
                                                                                     --------       --------
LONG-TERM DEBT, less current maturities
                                                                                      104,041         95,011
                                                                                     --------       --------
DEFERRED INCOME TAXES
                                                                                        5,931          5,881
                                                                                     --------       --------
OTHER LONG-TERM LIABILITIES
                                                                                        4,133          4,351
                                                                                     --------       --------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
       no shares issued or outstanding                                                    -              -
     Common stock, $.01 par value; 25,000,000 shares authorized;
       8,954,082 shares issued and outstanding as of October 31, 1997
       and July 31, 1997                                                                   90             90
     Additional paid-in capital                                                        67,362         67,362
     Retained earnings                                                                 13,749         13,044
                                                                                     --------       --------

          Total stockholders' equity                                                   81,201         80,496
                                                                                     --------       --------

          Total liabilities and stockholders' equity                                 $242,534       $230,607
                                                                                     ========       ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended October 31, 1997 and 1996
                                  (Unaudited)

(In thousands, except per share data)


                                                                     Three Months Ended
                                                                         October 31
                                                               ------------------------------
                                                                   1997              1996
                                                                 -------            -------
NET SALES                                                        $67,885            $55,911
COST OF SALES                                                     61,093             50,538
                                                                 -------            -------
         Gross profit                                              6,792              5,373
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       3,622              3,242
                                                                 -------            -------
         Operating income                                          3,170              2,131
EQUITY INCOME OF UNCONSOLIDATED JOINT VENTURES                       401                  7
INTEREST EXPENSE                                                   2,185              1,275
AMORTIZATION OF DEFERRED FINANCING COSTS                             129                 53
                                                                 -------            -------
         Income before income taxes                                1,257                810
PROVISION FOR INCOME TAXES                                           552                331
                                                                 -------            -------
         Net income                                              $   705            $   479
                                                                 =======            =======

NET INCOME PER COMMON SHARE                                      $  0.08            $  0.06
                                                                 =======            =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         9,220              8,297
                                                                 =======            =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Three Months Ended October 31, 1997 and 1996
                                  (Unaudited)

(In thousands)


                                                                                  Additional
                                                                       Common      Paid-in       Retained
                                                                        Stock      Capital       Earnings
                                                                       ------     ----------     --------
BALANCE, July 31, 1996                                                  $83         $55,251      $ 9,062
         Net income                                                      -             -             479
         Exercised stock options                                          1           1,259         -
         Income tax benefit from exercised stock options                 -              355         -
                                                                        ---         -------      -------
BALANCE, October 31, 1996                                               $84         $56,865      $ 9,541
                                                                        ===         =======      =======

BALANCE, July 31, 1997                                                  $90         $67,362      $13,044
         Net income                                                      -             -             705
                                                                        ---         -------      -------
BALANCE, October 31, 1997
                                                                        $90         $67,362      $13,749
                                                                        ===         =======      =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended October 31, 1997 and 1996
                                  (Unaudited)

(In thousands)


                                                                                                        Three Months Ended
                                                                                                            October 31
                                                                                                        -------------------
                                                                                                         1997        1996
                                                                                                        -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                         $   705     $   479
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Equity income of unconsolidated joint ventures                                                   (401)         (7)
          Depreciation and amortization                                                                   3,277       2,725
          Deferred income taxes                                                                             300         150
          Changes in certain assets and liabilities:
               Accounts receivable - net                                                                 (7,246)         57
               Inventories                                                                                3,270      (1,503)
               Prepaid expenses and other current assets                                                 (1,043)       (996)
               Other assets - net                                                                          (642)       (717)
               Accounts payable and accrued liabilities                                                   1,858         (23)
               Other long-term liabilities                                                                 (218)         (1)
                                                                                                        -------     -------
                    Total adjustments                                                                      (845)       (315)
                                                                                                        -------     -------

                      Net cash provided by (used in) operating activities                                  (140)        164
                                                                                                        -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                (9,083)     (6,123)
     Investment in joint ventures                                                                          (321)     (2,271)
                                                                                                        -------     -------

                      Net cash used in investing activities                                              (9,404)     (8,394)
                                                                                                        -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in cash overdrafts                                                                            2,096         936
     Activity under the Credit Agreement:
          Net activity under revolving line of credit                                                    10,041       4,494
          Repayment of acquisition facility                                                                -         (1,465)
          Draw on acquisition facility                                                                     -          1,750
     Issuance of other long-term debt                                                                      -          1,878
     Repayment of other long-term debt                                                                   (2,593)       (573)
     Payment of deferred financing costs                                                                   -            (50)
     Exercised stock options                                                                               -          1,260
                                                                                                        -------     -------
                      Net cash provided by financing activities                                           9,544       8,230
                                                                                                        -------     -------
                      Net change in cash                                                                   -           -

CASH, beginning of period                                                                                  -           -
                                                                                                        -------     -------

CASH, end of period                                                                                     $  -        $  -
                                                                                                        =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                             $ 1,698     $ 1,232
     Cash paid for income taxes                                                                              39          84

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.


2.   Business Combinations

     Effective December 17, 1996, the Company acquired American Systems Technologies, Inc. ("AST") of Verona, Wisconsin for common stock. AST provides railway signal system installation and maintenance to the short line, regional, commuter and transit railroads. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. For the three months ended October 31, 1997, the issuance of such contingent shares, based on AST's current level of earnings, has been assumed in the earnings per share computations.

     This acquisition was accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of AST were revalued to estimated fair market values as of the acquisition date. Management has used its best judgment and available information in estimating the fair market value of those assets and liabilities. Any changes to these estimates are not expected to be material. The operating results of AST are included in the consolidated statement of operations from the date of acquisition.

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

     Inventories at October 31, 1997, and July 31, 1997, consisted of the following (in thousands):

                                            October 31,    July 31,
                                               1997          1997
                                            -----------    --------
                Raw materials                 $23,629      $27,734
                Work in process                 9,096        8,575
                Finished goods                  6,246        5,983
                Supplies and spare parts        4,339        4,288
                                              -------      -------
                                              $43,310      $46,580
                                              =======      =======

4.   Debt

     On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, the Company completed an offering (the "Offering") of $50 million of 9-1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness. Financing costs of $2.2 million were deferred in connection with the issuance of the Notes. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which, among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and
     (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. The Company was in compliance with all of its covenants under this obligation as of October 31, 1997.

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

     The modified financial covenants under the amended Credit Agreement are similar to those under the Notes Indenture. The Company was in compliance with the new debt covenants as of October 31, 1997, except for the limitation on Capital Expenditures, for which a waiver was obtained.

     Interest on all amounts borrowed under the amended Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while the LIBOR rate is in effect. As of October 31, 1997, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.2%. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of October 31, 1997, availability under the amended Credit Agreement was $15.3 million.

     The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. Through October 31, 1997, $10.8 million had been drawn under this term loan. The term loan is secured by the related fixed assets, bears weighted average interest at 7.4% as of October 31, 1997 and contains financial covenants which require the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. A second, similar term loan was repaid in full with a portion of the proceeds from the Offering. Except for the interest coverage ratio, the Company was in compliance with all of its covenants under the term loan as of October 31, 1997. A waiver was obtained from the lender for the non-compliance on the interest coverage ratio.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.   Commitments and Contingencies

     In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex Corporation ("Abex") in 1987, the Company obtained a comprehensive environmental indemnity from Abex. The indemnity covers environmental conditions, whether or not then known, in existence at the time of purchase, without dollar or time limit. In October, 1994, the Company filed suit against Abex which asserts that Abex is required to indemnify the Company for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by the Company) caused by the environmental contamination at that site.

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


7.   Subsequent Events

     Shortly after the end of the first quarter of fiscal 1998, the Company acquired United Railway Signal Group, Inc. ("URSG") headquartered in Jacksonville, Florida for a combination of cash and the Company's common stock totaling $1.4 million. URSG provides independent signal engineering services to the railroad industry. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. This acquisition will be accounted for under the purchase method of accounting.

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended October 31, 1997 Compared to Three Months Ended October 31, 1996

Net Sales. Net sales increased 21.4% to $67.9 million from $55.9 million. The increase in sales is due primarily to a general increase in sales in the Track Products Division ($8.6 million). Approximately one-half of the Track Product Division increase is related to the additional sales associated with the December 1996 acquisition of AST.

Gross Profit and Cost of Sales. Gross profit increased 26.4% to $6.8 million from $5.4 million. The $1.4 million increase was primarily due to the sales changes discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million. The small increase in expenses between quarters reflects additional expense in the customer support area (field sales and customer service) to meet the expanding needs of our customers and the additional effort required to support the Company's new information systems (SAP's R/3 enterprise-wide software).

Operating Income. Operating income increased 48.3% to $3.2 million from $2.1 million. The increase resulted largely from the 26.4% ($1.4 million) increase in gross profit, offset by the increase in selling, general and administrative expenses ($0.4 million). In addition to these factors, the Company's sales and profits are typically lower during the first half of the Company's fiscal year than during the second half of the fiscal year. See "Seasonality."

Other. Equity earnings from unconsolidated joint ventures were $0.4 million during the current quarter primarily due to the Anchor Brake Shoe joint venture established on July 31, 1995. Prior quarter's equity earnings were not significant. Interest expense increased 71.4%, or $0.9 million, due primarily to an overall higher level of outstanding debt to support acquisitions, capital projects and expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes.

SEASONALITY
-----------

The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of the Company's fiscal year. In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company does not expect any significant departure from the historical demand patterns during the present fiscal year ending July 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Cash generated from operations, structured borrowings and equity offerings have been the major sources of funds for working capital, capital expenditures and acquisitions. For the three months ended October 31, 1997 and 1996, net cash provided by (used in) operating activities totaled $(0.1) million and $0.2 million, respectively. The decrease in operating cash flow is due primarily to a net increase in working capital items, partially offset by increased recorded earnings.

Capital expenditures during the first quarter of fiscal 1998 and 1997 were $9.1 million and $6.1 million, respectively.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the rapidly growing Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company's total cash infusion of $9.2 million has already been contributed to the joint venture. The cash funding is being used to construct a manufacturing facility which is expected to be operational by mid 1998.

Shortly after the end of the first quarter of fiscal 1998, the Company acquired United Railway Signal Group, Inc. ("URSG") headquartered in Jacksonville, Florida for a combination of cash and the Company's common stock totaling $1.4 million. URSG provides independent signal engineering services to the railroad industry. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. This acquisition will be accounted for under the purchase method of accounting.

For the three months ended October 31, 1997 and 1996, net cash provided by financing activities totaled $9.5 million and $8.2 million, respectively. The increase in financing cash flows is due primarily to the net borrowings under the Credit Agreement to support the reduced cash from operating activities and the increased use of cash for investing activities.

On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, the Company completed an offering (the "Offering") of $50 million of 9-1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness. Financing costs of $2.2 million were deferred in connection with the issuance of the Notes. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company after January 15, 1999 at 102% of face value prior to January 14, 2000, or at 100% face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The Indenture under which the Notes were issued subjects the Company to various financial covenants which, among other things, require the Company to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and
(iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. The Company was in compliance with all of its covenants under this obligation as of October 31, 1997.

Prior to the Offering, the Company's primary credit facilities included a five-year credit agreement (the "Credit Agreement") and two term loans. The Credit Agreement included a $15.0 million non-amortizing term loan, a $50.0 million (as amended) revolving credit line and a $17.8 million (as amended) acquisition facility.

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

The modified financial covenants under the amended Credit Agreement are similar to those under the Notes Indenture. The Company was in compliance with the new debt covenants as of October 31, 1997, except for the limitation on Capital Expenditures for which a waiver was obtained.

Interest on all amounts borrowed under the Credit Agreement is payable at the option of the Company at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0% and is payable monthly while the base rate is in effect or every one to six months while the LIBOR rate is in effect. As of October 31, 1997, the weighted average interest rate of outstanding borrowings under the Credit Agreement was 8.2%. The Company has pledged as collateral under the Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of October 31, 1997, availability under the amended Credit Agreement was $15.3 million.

The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. Through October 31, 1997, $10.8 million had been drawn under this term loan. The term loan is secured by the related fixed assets, bears weighted average interest at 7.4% as of October 31, 1997 and contains financial covenants which require the Company to maintain minimum levels of net worth and a minimum fixed charge coverage ratio. A second, similar term loan was repaid in full with a portion of the proceeds from the Offering. Except for the interest coverage ratio, the Company was in compliance with all of its covenants under the term loan as of October 31, 1997. A waiver was obtained from the lender for the non-compliance on the interest coverage ratio.


REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's strategy of acquisitions, rebuilding and process improvements; and the risks described from time to time in the Company's SEC reports.

Part II                      OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2  -  Changes in Securities

           Shortly after the end of the first quarter of fiscal 1998, the Company issued 22,222 shares of common stock to the prior owners of United Railway Signal Group, Inc. ("URSG") as part of the consideration paid for the Company's acquisition of URSG. In addition, pursuant to the purchase agreement, the Company agreed to issue additional shares of common stock to the prior owners of URSG if certain earnings goals are met over the next three years. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.


Item 6  -  Exhibits and Reports on Form 8-K

           (A)  Exhibits

                     3.1   Restated Certificate of Incorporation of the Company
                           (1)

                     3.2   Bylaws of the Company (2)

                     10.1 Amendment No. 2 dated as of October 31, 1997 to the Second Amended and Restated Loan and Security Agreement, dated as of January 3, 1997 among the Company, ABC Deco Inc. and American Systems Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of Chicago, as agent, as amended by Amendment No. 1 thereto dated as of August 8, 1997.

                     27.1  Financial Data Schedule.

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


                                        ABC RAIL PRODUCTS CORPORATION



                                            /s/  D. Chisholm MacDonald
                                        -----------------------------------
                                        D. Chisholm MacDonald
                                        Executive Vice President --
                                        Administration and Business Development
                                        and Chief Financial Officer
                                        (Duly authorized Officer and Principal
                                        Financial and Accounting Officer)


Date:     December 10, 1997
      -------------------------