Form 10-Q
period 1998-01-31
ABC RAIL PRODUCTS CORP
filed 1998-02-20
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     January 31, 1998                                            0-22906
--------------------------                                ----------------------
   For the Quarter Ended                                  Commission File Number


                   ABC Rail Products Corporation

       (Exact name of registrant as specified in its charter)

            Delaware                                           36-3498749
---------------------------------                           ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)



       200 South Michigan Avenue, Chicago, IL  60604-2402
--------------------------------------------------------------------------------
            (Address of principal executive offices)



Registrant's telephone number                              (312) 322-0360
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


                                        Yes     X           No
                                            ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                        Outstanding at February 6, 1998
----------------------------             -------------------------------

Common Stock, $.01 par value                    8,976,304 Shares

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                      Page
                                                                                    -------

Part I    Financial Information

          Item 1    Consolidated Financial Statements

                         Consolidated Balance Sheets                                      3

                         Consolidated Statements of Operations                            4

                         Consolidated Statements of Stockholders' Equity                  5

                         Consolidated Statements of Cash Flows                            6

                         Notes to Unaudited Consolidated Financial Statements         7 - 9


          Item 2    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                       10 - 13


Part II   Other Information

          Item 2    Changes in Securities                                                14

          Item 4    Submission of Matters to a Vote of Security Holders                  14

          Item 6    Exhibits and Reports on Form 8-K                                14 - 15


                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   As of January 31, 1998 and July 31, 1997


(In thousands, except share and per share data)

                                                                                        January 31,             July 31,
ASSETS                                                                                      1998                  1997
------                                                                                  -----------             --------
                                                                                        (unaudited)
CURRENT ASSETS:
       Accounts receivable, less allowances of $1,361 and $1,006, respectively          $    48,980             $ 38,208
       Inventories (Note 3)                                                                  48,278               46,580
       Prepaid expenses and other current assets                                              3,689                1,964
       Prepaid income taxes                                                                   1,012                  963
                                                                                        -----------             --------
              Total current assets                                                          101,959               87,715
                                                                                        -----------             --------
PROPERTY, PLANT AND EQUIPMENT:
       Land                                                                                   1,927                1,927
       Buildings and improvements                                                            12,525               12,491
       Machinery and equipment                                                               86,538               84,653
       Construction in progress                                                              59,769               36,421
                                                                                        -----------             --------
                                                                                            160,759              135,492
       Less - Accumulated depreciation                                                      (41,842)             (37,480)
                                                                                        -----------             --------
              Net property, plant and equipment                                             118,917               98,012
                                                                                        -----------             --------
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                                  15,544               14,684
                                                                                        -----------             --------
OTHER ASSETS - net                                                                           33,684               30,196
                                                                                        -----------             --------
              Total assets                                                              $   270,104             $230,607
                                                                                        ===========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Cash overdrafts                                                                  $     6,485             $  2,991
       Current maturities of long-term debt                                                   2,996                3,987
       Accounts payable                                                                      30,835               26,617
       Accrued liabilities                                                                   16,144               11,273
                                                                                        -----------             --------
              Total current liabilities                                                      56,460               44,868
                                                                                        -----------             --------
LONG-TERM DEBT, less current maturities (Note 4)                                            122,008               95,011
                                                                                        -----------             --------
DEFERRED INCOME TAXES                                                                         5,931                5,881
                                                                                        -----------             --------
OTHER LONG-TERM LIABILITIES                                                                   4,066                4,351
                                                                                        -----------             --------
STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 par value; 1,000,000 shares authorized;
         no shares issued or outstanding                                                    --                     --
       Common stock, $.01 par value; 25,000,000 shares authorized;
         8,976,304 shares and 8,954,082 shares issued and outstanding
         as of January 31, 1998 and July 31, 1997, respectively                                  90                   90
       Additional paid-in capital                                                            67,798               67,362
       Retained earnings                                                                     13,751               13,044
                                                                                        -----------             --------
              Total stockholders' equity                                                     81,639               80,496
                                                                                        -----------             --------
              Total liabilities and stockholders' equity                                $   270,104             $230,607
                                                                                        ===========             ========

 The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended January 31, 1998 and 1997
                                  (Unaudited)


(In thousands, except per share data)

                                                                         Three Months Ended             Six Months Ended
                                                                             January 31                    January 31
                                                                         -------------------          --------------------
                                                                           1998       1997              1998         1997
                                                                         --------    -------          --------     --------
NET SALES                                                                $70,370     $55,710          $138,255     $111,621
COST OF SALES                                                             62,351      47,102           123,444       97,640
                                                                         --------    -------          --------     --------
     Gross profit                                                          8,019       8,608            14,811       13,981
SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES                              4,054       2,752             7,676        5,994
                                                                         --------    -------          --------     --------
     Operating income                                                      3,965       5,856             7,135        7,987
EQUITY INCOME OF UNCONSOLIDATED JOINT VENTURES                               268          45               669           52
INTEREST EXPENSE                                                           2,100       1,423             4,285        2,698
AMORTIZATION OF DEFERRED FINANCING COSTS                                     144          59               273          112
                                                                         --------    -------          --------     --------
     Income before income taxes and cumulative effect of accounting
      change                                                               1,989       4,419             3,246        5,229
PROVISION FOR INCOME TAXES                                                   876       1,811             1,428        2,142
                                                                         --------    -------          --------     --------
     Income before cumulative effect of accounting change                  1,113       2,608             1,818        3,087
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 6)                           (1,111)       --              (1,111)        --
                                                                         --------    -------          --------     --------
     Net income                                                          $     2     $ 2,608          $    707     $  3,087
                                                                         ========    =======          ========     ========
EARNINGS PER SHARE DATA (Note 5):
Basic:
 Income before cumulative effect of accounting
     change                                                              $  0.12     $  0.30          $   0.20     $   0.36
 Cumulative effect of accounting change                                    (0.12)        --              (0.12)         --
                                                                         --------    -------          --------     --------
     Net income                                                             --       $  0.30          $   0.08     $   0.36
                                                                         ========    =======          ========     ========
 Weighted average common shares outstanding                                8,970       8,668             8,963        8,498
                                                                         ========    =======          ========     ========
Diluted:
 Income before cumulative effect of accounting
     change                                                              $  0.12     $  0.30          $   0.20     $   0.36
 Cumulative effect of accounting change                                    (0.12)        --              (0.12)
                                                                         --------    -------          --------     --------
     Net income                                                          $  --       $  0.30          $   0.08     $   0.36
                                                                         ========    =======          ========     ========
 Weighted average common and equivalent shares outstanding                 9,291       8,792             9,259        8,605
                                                                         ========    =======          ========     ========



    The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended January 31, 1998 and 1997
                                  (Unaudited)


(In thousands)

                                                                             Additional
                                                                    Common    Paid-in       Retained
                                                                    Stock     Capital       Earnings
                                                                   --------  ----------     --------

BALANCE, July 31, 1996                                             $     83   $55,251       $ 9,062
         Net income                                                   -           -           3,087
         Exercised stock options                                          1     1,484           -
         Income tax benefit from exercised stock options              -           417           -
         Shares issued in business acquisition                            6    10,220           -
                                                                   --------   -------       -------
BALANCE, January 31, 1997                                          $     90   $67,372       $12,149
                                                                   ========   =======       =======

BALANCE, July 31, 1997                                             $     90   $67,362       $13,044

         Net income                                                   -           -             707

         Shares issued in business acquisition                        -           436           -
                                                                   --------   -------       -------
BALANCE, January 31, 1998                                          $     90   $67,798       $13,751
                                                                   ========   =======       =======


    The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three and Six Months Ended January 31, 1998 and 1997
                                  (Unaudited)

(In thousands)

                                                                                         Three Months Ended       Six Months Ended
                                                                                             January 31              January 31
                                                                                         ------------------     ------------------
                                                                                            1998       1997        1998       1997
                                                                                         -------    -------     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $     2    $ 2,608     $   707    $ 3,087
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
          Cumulative effect of accounting change (Note 6)                                  1,111          -       1,111          -
          Equity income of unconsolidated joint ventures                                    (268)       (45)       (669)       (52)
          Depreciation and amortization                                                    3,372      3,680       6,649      6,405
          Deferred income taxes                                                               31        156         331        306
          Changes in certain assets and liabilities, net of effect of acquired businesses:
                    Accounts receivable - net                                             (2,938)     2,200     (10,184)     2,257
                    Inventories                                                           (4,849)    (7,853)     (1,579)    (9,356)
                    Prepaid expenses and other current assets                               (666)      (509)     (1,709)    (1,505)
                    Other assets - net                                                    (3,017)      (476)     (3,659)    (1,193)
                    Accounts payable and accrued liabilities                               7,088      7,350       8,946      7,327
                    Other long-term liabilities                                              (67)         2        (285)         1
                                                                                         -------    -------     -------    -------
                         Total adjustments                                                 ( 203)     4,505      (1,048)     4,190
                                                                                         -------    -------     -------    -------
                             Net cash provided by (used in) operating activities            (201)     7,113        (341)     7,277
                                                                                         -------    -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                           (17,276)    (6,857)    (26,359)   (12,980)
          Business acquisitions, less cash acquired                                       (1,039)        (2)     (1,039)        (2)
          Investment in joint ventures                                                       (20)      (650)       (341)    (2,921)
                                                                                         -------    -------     -------    -------

                             Net cash used in investing activities                       (18,335)    (7,509)    (27,739)   (15,903)
                                                                                         -------    -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Change in cash overdrafts                                                        1,398     (2,597)      3,494     (1,661)
          Activity under the Credit Agreement:
               Net activity under revolving line of credit                                (7,905)     4,922       2,136      9,416
               Repayment of acquisition facility                                             -       (1,563)        -       (3,028)
               Draw on acquisition facility                                                  -          -           -        1,750
          Issuance of Senior Subordinated Notes                                           25,000        -        25,000        -
          Issuance of other long-term debt                                                 1,516        -         1,516      1,878
          Repayment of other long-term debt                                                 (285)      (570)     (2,878)    (1,143)
          Payment of deferred financing costs                                             (1,188)       (21)     (1,188)       (71)
          Exercised stock options                                                            -          225         -        1,485
                                                                                         -------    -------     -------    -------
                             Net cash provided by financing activities                    18,536        396      28,080      8,626
                                                                                         -------    -------     -------    -------
                             Net change in cash                                              -          -           -          -

CASH, beginning of period                                                                    -          -           -          -
                                                                                         -------    -------     -------    -------
CASH, end of period                                                                      $   -      $   -       $   -      $   -
                                                                                         -------    -------     -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest                                                         $ 2,713    $ 1,394     $ 4,411    $ 2,626
          Cash paid for income taxes, net                                                    719        592         758        676

NON-CASH TRANSACTIONS:
          Business acquisitions
               Common stock issued                                                       $   436    $10,226     $   436    $10,226
               Cash paid                                                                   1,078          2       1,078          2
                                                                                         -------    -------     -------    -------
                             Total consideration                                           1,514     10,228       1,514     10,228
               Assets acquired                                                             2,298     17,209       2,298     17,209
                                                                                         -------    -------     -------    -------
                             Liabilities assumed                                         $   784    $ 6,981     $   784    $ 6,981
                                                                                         =======    =======     =======    =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation



     ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as rail car, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal systems installation, engineering and maintenance services.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders and the Company's amended 1997 Form 10-K/A.

2.   Business Combinations

     Effective December 17, 1996, the Company acquired American Systems Technologies, Inc. ("AST") of Verona, Wisconsin for common stock valued at $10.2 million. AST provides railway signal system installation and maintenance to the short line, regional, commuter and transit railroads. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the succeeding three years.

     Shortly after the beginning of the second quarter of fiscal 1998, the Company acquired United Railway Signal Group, Inc. ("URSG") headquartered in Jacksonville, Florida for a combination of cash and the Company's common stock totaling $1.5 million. URSG provides independent signal engineering services to the railroad industry. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years.

     These acquisitions were accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of these companies were revalued to estimated fair values as of the acquisition date. Management has used its best judgment and available information in estimating the fair market value of those assets and

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     liabilities. Any changes to these estimates are not expected to be material. The operating results of these companies are included in the consolidated statement of operations from the date of acquisition.



3.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at January 31, 1998, and July 31, 1997, consisted of the following (in thousands):


                                                           January 31,          July 31,
                                                               1998               1997
                                                        ----------------    ---------------
                    Raw materials                                $26,264            $27,734
                    Work in process                               10,023              8,575
                    Finished goods                                 7,529              5,983
                    Supplies and spare parts                       4,462              4,288
                                                              ----------         ----------
                                                                 $48,278            $46,580
                                                              ==========         ==========

4.   Debt

     On December 23, 1997, the Company (under the Registration Statement filed with the SEC on November 15, 1996) completed an offering of $25.0 million, 8 3/4% Senior Subordinated Notes, Series B (the "Notes - Series B"). The Company used the $24.1 million of net proceeds of this offering to repay indebtedness under its primary credit facility. The Notes - Series B are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. Financing costs of $1.2 million were deferred in connection with the issuance of the Notes - Series
     B. The Company was in compliance with all of its covenants under both its Subordinated Note obligations as of January 31, 1998.

     The Company was in compliance with the debt covenants under its Credit Agreement as of January 31, 1998, except for the limitation on capital expenditures, the interest coverage ratio and limitations on intercompany loans for which waivers were obtained. As of January 31, 1998, availability under the Credit Agreement was $25.1 million.

     The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. In December, 1997, the Company drew an additional $1.5 million under the term loan. Through January 31, 1998, $12.3 million had been drawn under this term loan. Except for the interest coverage ratio, the Company was in compliance with all of its covenants under the term loan as of January 31, 1998. A waiver was obtained from the lender for the non-compliance on the interest coverage ratio.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.   Earnings Per Share

     SFAS No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company in the second quarter of fiscal 1998. This new pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for each such period were not materially different than currently reported diluted earnings per share. Additionally, application of the new standard for fiscal 1998 periods did not materially impact the calculation of diluted earnings per share versus what would have been reported under the prior standard. Diluted earnings per share for the Company includes the impact of the assumed exercise of dilutive stock options as well as the assumed issuance of up to 180,000 shares related to the earn-out for AST. The assumed issuance of contingent shares (along with the assumed earnings level) related to the earn-out for USRG would be antidilutive to diluted earnings per share.

6.   Accounting Change

     On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process re-engineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash, after-tax charge of $1.1 million to reflect the cumulative effect of this accounting change.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

Net Sales. Net sales increased 26.3% to $70.4 million from $55.7 million. The increase in sales is due primarily to a general increase in sales in the Wheel Services Division ($7.1 million) and the additional sales associated with the December 1996 acquisition of American Systems Technologies, Inc.

Gross Profit and Cost of Sales. Gross profit decreased from 15.5% of revenue in 1997 to 11.4% of revenue in 1998. The decrease in the gross profit is primarily due to production inefficiencies at the Calera, Alabama wheel plant while it works on implementing process improvements in the wheel foundry and the machining operations. Calera production is expected to increase throughout the second half of fiscal 1998 as these improvements are implemented in stages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million. The increase in expenses between periods reflects additional expense in the customer support area (field sales and customer service) to meet the expanding needs of our customers and the additional effort required to support the Company's new information systems (SAP's R/3 enterprise-wide software).

Other. Equity earnings from unconsolidated joint ventures increased to $0.3 million from $0.1 million primarily due to the Anchor Brake Shoe joint venture established on July 31, 1995. Interest expense increased 47.6%, or $0.7 million, due primarily to an overall higher level of outstanding debt to support acquisitions, capital projects and expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes.

Accounting Change. On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process re-engineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash, after-tax charge of $1.1 million to reflect the cumulative effect of this accounting change.

Earnings Per Share. SFAS No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company in the second quarter of fiscal 1998. This new pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for each such period were not materially different than currently reported diluted earnings per share. Additionally, application of the new standard for fiscal 1998 periods did not materially impact the calculation of diluted earnings per share versus what would have been reported under the prior standard. Diluted earnings per share for the Company includes the impact of the assumed exercise of dilutive stock options as well as the assumed issuance of up to 180,000 shares related to the earn-out for AST. The assumed issuance of contingent shares (along with the assumed earnings level) related to the earn-out for USRG would be antidilutive to diluted earnings per share.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Six Months Ended January 31, 1998 Compared to Six Months Ended January 31, 1997

Net Sales. Net sales increased 23.9% to $138.3 million from $111.6 million. The increase in sales is due primarily to a general increase in sales in the Wheel Services Division ($5.8 million), and the additional sales associated with the December 1996 acquisition of American Systems Technologies, Inc.

Gross Profit and Cost of Sales. Gross profit decreased from 12.5% of revenue in 1997 to 10.7% of revenue in 1998 due to the production inefficiencies at the Calera wheel manufacturing plant discussed in the quarter to quarter analysis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million. The increase in expenses between periods reflects additional expense in the customer support area (field sales and customer service) to meet the expanding needs of our customers and the additional effort required to support the Company's new information systems (SAP's R/3 enterprise-wide software).

Other. Equity earnings from unconsolidated joint ventures increased to $0.7 million from $0.1 million primarily due to the Anchor Brake Shoe joint venture established on July 31, 1995. Interest expense increased 58.8%, or $1.6 million, due primarily to an overall higher level of outstanding debt to support acquisitions, capital projects and expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes.

Accounting Change. On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process re-engineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash, after-tax charge of $1.1 million to reflect the cumulative effect of this accounting change.

Earnings Per Share. SFAS No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company in the second quarter of fiscal 1998. This new pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for each such period were not materially different than currently reported diluted earnings per share. Additionally, application of the new standard for fiscal 1998 periods did not materially impact the calculation of diluted earnings per share versus what would have been reported under the prior standard. Diluted earnings per share for the Company includes the impact of the assumed exercise of dilutive stock options as well as the assumed issuance of up to 180,000 shares related to the earn-out for AST. The assumed issuance of contingent shares (along with the assumed earnings level) related to the earn-out for USRG would be antidilutive to diluted earnings per share.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Cash generated from operations, structured borrowings and debt and equity offerings have been the major sources of funds for working capital, capital expenditures and acquisitions. For the six months ended January 31, 1998 and 1997, net cash provided by (used in) operating activities totaled $(0.3) million and $7.3 million, respectively. The decrease in operating cash flow is due primarily to a net increase in working capital, along with reduced net earnings.

Capital expenditures during the first six months of fiscal 1998 and 1997 were $26.4 million and $13.0 million, respectively. The increase in spending between periods is due principally to improvements at the Calera, Alabama wheel plant and construction of the Rail Mill in Chicago Heights, Illinois.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in the joint venture will consist of technical know-how, expertise and cash. The Company has invested
$9.2 million of cash in the joint venture through January 31, 1998. The cash funding is being used to construct a manufacturing facility which is expected to be operational by mid 1998.

At the beginning of the second quarter of fiscal 1998, the Company acquired United Railway Signal Group, Inc. ("URSG") headquartered in Jacksonville, Florida for a combination of cash and the Company's common stock totaling $1.5 million. URSG provides independent signal engineering services to the railroad industry. As part of the purchase agreement, the prior owners will be issued additional shares of common stock if certain earnings goals are met over the next three years. This acquisition was accounted for under the purchase method of accounting.

In January, 1998, the Company purchased the exclusive rights to patents for the manufacture and sale of heat-treated and head-hardened rail in the Americas. An initial down payment of $0.5 million has been made on equipment for processing the rail. Total expenditures over the next year for patent rights and production equipment are expected to be $10 - $12 million and are expected to be financed through the Company's Credit Agreement.

For the six months ended January 31, 1998 and 1997, net cash provided by financing activities totaled $28.1 million and $8.6 million, respectively. The increase in financing cash flows is due primarily to the issuance of an additional $25.0 million of Senior Subordinated debt.

On December 23, 1997, the Company (under the Registration Statement filed with the SEC on November 15, 1996) completed an offering of $25 million 8 3/4% Senior Subordinated Notes, Series B (the "Notes - Series B"). The Company used the $24.1 million of net proceeds of this Offering to repay indebtedness under its primary credit facility. The Notes - Series B are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. The Notes - Series B rank pari passu with the 9 1/8% Notes. Financing costs of $1.2 million were deferred in connection with the issuance of the Notes - Series B. The Notes - Series B will mature in 2000, unless repurchased earlier at the option of the Company on or after December 31, 1999 at 102% of face value prior to December 30, 2000 or at 100% of face value thereafter. The Notes - Series B are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined in the Indenture). The Indenture under which the Notes - Series B were issued subjects the Company to various financial covenants which are substantially similar to the covenants relating to the 9 1/8% Notes. The Company was in compliance with all of its covenants under its Subordinated Note obligations as of January 31, 1998.

The Company was in compliance with the debt covenants under its Credit Agreement as of January 31, 1998, except for the limitation on capital expenditures, the interest coverage ratio and limitations on intercompany loans for which waivers were obtained. As of January 31, 1998, availability under the Credit Agreement was $25.1 million.

The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. In December, 1997, the Company drew an additional $1.5 million under the term loan. Through January 31, 1998, $12.3 million had been drawn under this term loan. Except for the interest coverage ratio, the Company was in compliance with all of its covenants under the term loan as of January 31, 1998. A waiver was obtained from the lender for the non-compliance on the interest coverage ratio.

The Company started to address the "Y2K" or Year 2000 problem, caused by obsolete computer programs which cannot recognize dates beyond 1999, over two years ago. As part of that analysis, it was determined, based on recognized industry standards, that the Company would have to incur a minimum of $2.0 million to upgrade its existing legacy systems to solve the "Y2K" problem. Based on that analysis, the Company elected to install new software (SAP's R/3 enterprise software) which is expected to not only solve the "Y2K" computer problem but to also fully support the Company's overall strategic growth plans. The estimated completion date for the basic SAP R/3 software programs continues to be the Spring of 1999. At the present time, management is unable to estimate the potential impact on the Company of the possible failure of its customers and suppliers to become Year 2000 compliant. If the Company's major customers and suppliers are not and do not become Year 2000 compliant on a timely basis, the Company's results of operations could be adversely affected.

REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's strategy of acquisitions, rebuilding and process improvements; "Y2K" issues and the risks described from time to time in the Company's SEC reports.

Part II                       OTHER INFORMATION
--------------------------------------------------------------------------------


Item 2 - Changes in Securities

               Shortly after the beginning of the second quarter, the Company issued 22,222 shares of common stock to the prior owners of United Railway Signal Group, Inc. ("URSG") as part of the consideration paid for the Company's acquisition of URSG. In addition, pursuant to the purchase agreement, the Company agreed to issue additional shares of common stock to the prior owners of URSG if certain earnings goals are met over the next three years. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.

Item 4 - Submission of Matters to a Vote of Security Holders

     On November 21, 1997 the annual stockholders' meeting was held. The following individuals were elected directors at the meeting:

     Director                        Votes For                  Withheld
     --------                        ---------                  --------

     Donald W. Grinter               7,811,612                     3,050
     Norman M. Doerr                 7,812,012                     2,650
     Jean-Pierre M. Ergas            7,665,512                   149,150
     Donald R. Gant                  7,811,712                     2,950
     Clarence E. Johnson             7,812,012                     2,650
     James E. Martin                 7,812,012                     2,650
     George W. Peck IV               7,811,212                     3,450

In addition, one other matter was submitted for shareholder approval at the meeting which was the ratification of the appointment of Arthur Andersen LLP for the fiscal year ended July 31, 1998. The votes cast for, votes cast against and abstentions were as follows:

                In Favor             Against                   Abstain
                --------             -------                   -------
                7,689,315            122,947                    2,400

Item 6 - Exhibits and Reports on Form 8-K

     (A)  Exhibits
               3.1  Restated Certificate of Incorporation of the Company (1)

               3.2  Bylaws of the Company (2)

              10.1 Amendment No. 3 dated as of December 8, 1997 to the Second Amended and Restated Loan and Security Agreement, dated as of January 3, 1997 among the Company, ABC Deco Inc. and American Systems Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of Chicago, as agent, as amended by Amendment No. 1 thereto dated as of August 8, 1997 and Amendment No. 2 thereto dated as of October 31, 1997.


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


                                        ABC RAIL PRODUCTS CORPORATION


                                        /s/ Robert W. Willmschen, Jr.
                                        -----------------------------
                                        Robert W. Willmschen, Jr.
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Duly authorized Officer)

                                        /s/ J.P. Singsank
                                        -----------------------------
                                        J. P. Singsank
                                        Corporate Controller and
                                        Assistant Secretary
                                        (Chief Accounting Officer)


Date:  February 20, 1998
       -----------------