Form 10-Q
period 1998-04-30
ABC RAIL PRODUCTS CORP
filed 1998-06-08
CIK 913364

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



      April 30, 1998                                      0-22906
---------------------------                     ---------------------------
   For the Quarter Ended                          Commission File Number



                         ABC Rail Products Corporation
            (Exact name of registrant as specified in its charter)



           Delaware                                          36-3498749
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)




              200 South Michigan Avenue, Chicago, IL  60604-2402
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number                           (312) 322-0360
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


                             Yes   X                  No
                                ------                  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at May 29, 1998
----------------------------                    ---------------------------
Common Stock, $.01 par value                         8,976,304 Shares

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                 Page
                                                                                 ----
Part I  Financial Information

     Item 1    Consolidated Financial Statements

                    Consolidated Balance Sheets                                     3

                    Consolidated Statements of Operations                           4

                    Consolidated Statements of Stockholders' Equity                 5

                    Consolidated Statements of Cash Flows                           6

                    Notes to Unaudited Consolidated Financial Statements         7--9


     Item 2    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    10--13



Part II  Other Information

     Item 6    Exhibits and Reports on Form 8-K                                    14

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    As of April 30, 1998 and July 31, 1997


(In thousands, except share and per share data)

                                                          April 30,    July 31,
ASSETS                                                      1998         1997
------                                                   -----------   --------
                                                         (Unaudited)
CURRENT ASSETS:
    Accounts receivable, less allowances of $1,261
      and $1,006, respectively                            $ 55,126     $ 38,208
    Inventories (Note 3)                                    51,986       46,580
    Prepaid expenses and other current assets                3,737        1,964
    Prepaid income taxes                                       519          963
                                                          --------     --------
        Total current assets                               111,368       87,715
                                                          --------     --------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                     1,927        1,927
    Buildings and improvements                              12,576       12,491
    Machinery and equipment                                 87,428       84,653
    Construction in progress                                72,043       36,421
                                                          --------     --------
                                                           173,974      135,492
    Less - Accumulated depreciation                        (44,186)     (37,480)
                                                          --------     --------
        Net property, plant and equipment                  129,788       98,012
                                                          --------     --------
INVESTMENT IN UNCONSOLIDATED  JOINT VENTURES                16,215       14,684
                                                          --------     --------
OTHER ASSETS - net                                          33,877       30,196
                                                          --------     --------
        Total assets                                      $291,248     $230,607
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Cash overdrafts                                       $  3,854     $  2,991
    Current maturities of long-term debt                     2,976        3,987
    Accounts payable                                        31,784       26,617
    Accrued liabilities                                     19,237       11,273
                                                          --------     --------
        Total current liabilities                           57,851       44,868
                                                          --------     --------
LONG-TERM DEBT, less current maturities  (Note 4)          139,252       95,011
                                                          --------     --------
DEFERRED INCOME TAXES                                        6,031        5,881
                                                          --------     --------
OTHER LONG-TERM LIABILITIES                                  3,997        4,351
                                                          --------     --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares
      authorized; no shares issued or outstanding
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 8,976,304 shares and 8,954,082
      shares issued and outstanding as of April 30,
      1998 and July 31, 1997, respectively                      90           90
    Additional paid-in capital                              67,798       67,362
    Retained earnings                                       16,229       13,044
                                                          --------     --------
        Total stockholders' equity                          84,117       80,496
                                                          --------     --------
        Total liabilities and stockholders' equity        $291,248     $230,607
                                                          ========     ========


   The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended April 30, 1998 and 1997
                                  (Unaudited)



(In thousands, except per share data)


                                                                Three Months Ended          Nine Months Ended
                                                                     April 30                   April 30
                                                               --------------------        -------------------
                                                                 1998        1997            1998       1997
                                                               --------    --------        --------    -------
NET SALES                                                      $ 89,660    $ 73,817        $227,915   $185,438
COST OF SALES                                                    78,341      67,592         201,785    165,232
                                                               --------    --------        --------   --------
          Gross profit                                           11,319       6,225          26,130     20,206
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      4,785       4,411          12,461     10,405
                                                               --------    --------        --------   --------
          Operating income                                        6,534       1,814          13,669      9,801
EQUITY INCOME OF UNCONSOLIDATED JOINT VENTURES                      418         686           1,087        738
INTEREST EXPENSE                                                  2,347       1,943           6,632      4,641
AMORTIZATION OF DEFERRED FINANCING COSTS                            173         117             446        229
                                                               --------    --------        --------   --------
          Income before income taxes, cumulative effect
           of accounting change and extraordinary item            4,432         440           7,678      5,669
PROVISION FOR INCOME TAXES                                        1,954         177           3,382      2,319
                                                               --------    --------        --------   --------
          Income before cumulative effect of accounting
           change and extraordinary item                          2,478         263           4,296      3,350
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (NOTE 6)                      --          --          (1,111)        --
EXTRAORDINARY ITEM (NOTE 4)                                          --        (310)             --       (310)
                                                               --------    --------        --------   --------
          Net income (loss)                                    $  2,478    $    (47)       $  3,185   $  3,040
                                                               ========    ========        ========   ========

EARNINGS PER SHARE DATA (Note 5):
Basic:
   Income before cumulative effect of accounting
                 change and extraordinary item                 $   0.28    $   0.03        $   0.48   $   0.38
   Cumulative effect of accounting change                            --          --           (0.12)        --
   Extraordinary item                                                --       (0.03)             --      (0.03)
                                                               --------    --------        --------   --------
                  Net income                                   $   0.28    $     --        $   0.36   $   0.35
                                                               ========    ========        ========   ========
   Weighted average common shares outstanding                     8,976       8,954           8,967      8,635
                                                               ========    ========        ========   ========

Diluted:
   Income before cumulative effect of accounting
                  change and extraordinary item                $   0.27    $   0.03        $   0.46   $   0.38
   Cumulative effect of accounting change                            --          --           (0.12)        --
   Extraordinary item                                                --       (0.03)             --      (0.03)
                                                               --------    --------        --------   --------
                  Net income                                   $   0.27    $     --        $   0.34   $   0.35
                                                               ========    ========        ========   ========
   Weighted average common and equivalent
     shares outstanding                                           9,280       9,045           9,266      8,737
                                                               ========    ========        ========   ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended April 30, 1998 and 1997
                                  (Unaudited)


(In thousands)


                                                                                   Additional
                                                                      Common        Paid-in       Retained
                                                                       Stock        Capital       Earnings
                                                                      -------      ----------    ----------
BALANCE, July 31, 1996                                                $    83      $   55,251    $    9,062
   Net income                                                              --              --         3,040
   Exercised stock options                                                  1           1,484            --
   Income tax benefit from exercised stock options                         --             417            --
   Shares issued in business acquisition                                    6          10,220            --
                                                                      -------      ----------    ----------
BALANCE, April 30, 1997                                               $    90      $   67,372    $   12,102
                                                                      =======      ==========    ==========
BALANCE, July 31, 1997                                                $    90      $   67,362    $   13,044
   Net income                                                              --              --         3,185
   Shares issued in business acquisition                                   --             436            --
                                                                      -------      ----------    ----------
BALANCE, April 30, 1998                                               $    90      $   67,798    $   16,229
                                                                      =======      ==========    ==========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three and Nine Months Ended April 30, 1998 and 1997
                                  (Unaudited)

(In thousands)

                                                                 Three Months Ended       Nine Months Ended
                                                                       April 30                April 30
                                                                --------------------     --------------------
                                                                   1998        1997         1998       1997
                                                                ---------   ---------    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $   2,478   $     (47)   $   3,185  $   3,040
    Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Cumulative effect of accounting change (Note 6)                 -           -        1,111          -
        Extraordinary item (Note 4)                                     -         310            -        310
        Equity income of unconsolidated joint ventures               (418)       (686)      (1,087)      (738)
        Depreciation and amortization                               3,773       3,545       10,422      9,950
        Deferred income taxes                                         593         167          924        473
        Changes in certain assets and liabilities, net
         of effect of acquired businesses:
            Accounts receivable - net                              (6,146)     (6,684)     (16,330)    (4,427)
            Inventories                                            (3,708)         44       (5,287)    (9,312)
            Prepaid expenses and other current assets                 (48)      1,835       (1,757)       330
            Other assets - net                                     (1,489)       (693)      (5,148)    (1,886)
            Accounts payable and accrued liabilities                4,154      (5,346)      13,100      1,981
            Other long-term liabilities                               (69)          -         (354)         1
                                                                ---------   ---------    ---------  ---------
               Total adjustments                                   (3,358)     (7,508)      (4,406)    (3,318)
                                                                ---------   ---------    ---------  ---------
                    Net cash used in operating activities            (880)     (7,555)      (1,221)      (278)
                                                                ---------   ---------    ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (13,353)    (11,915)     (39,712)   (24,895)
    Business acquisitions, less cash acquired                        (339)          -       (1,378)        (2)
    Investment in unconsolidated joint ventures                       (21)     (2,050)        (362)    (4,971)
                                                                ---------   ---------    ---------  ---------
            Net cash used in investing activities                 (13,713)    (13,965)     (41,452)   (29,868)
                                                                ---------   ---------    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in cash overdrafts                                      (2,631)      2,010          863        349
    Activity under the Credit Agreement:
        Net activity under revolving line of credit                17,861      (4,611)      19,997      4,805
        Repayment of acquisition facility                               -      (2,165)           -     (5,193)
        Draw on acquisition facility                                    -           -            -      1,750
        Repayment of non-amortizing term loan                           -     (15,000)           -    (15,000)
    Issuance of senior subordinated notes                               -      50,000       25,000     50,000
    Issuance of other long-term debt                                    -           -        1,516      1,878
    Repayment of other long-term debt                                (637)     (6,039)      (3,515)    (7,182)
    Payment of deferred financing costs                                 -      (2,675)      (1,188)    (2,746)
    Exercised stock options                                             -           -            -      1,485
                                                                ---------   ---------    ---------  ---------
            Net cash provided by financing activities              14,593      21,520       42,673     30,146
                                                                ---------   ---------    ---------  ---------
            Net change in cash                                          -           -            -          -
CASH, beginning of period                                               -           -            -          -
                                                                ---------   ---------    ---------  ---------
CASH, end of period                                             $       -   $       -    $       -  $       -
                                                                =========   =========    =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $   3,090   $     804    $   7,501  $   3,430
    Cash paid for income taxes, net                                   154         900          912      1,576
NON-CASH TRANSACTIONS:
         Business acquisitions:
            Common stock issued                                 $       -   $       -    $     436  $  10,226
            Cash paid                                                 339           -        1,417          2
                                                                ---------   ---------    ---------  ---------
                    Total consideration                               339           -        1,853     10,228
            Assets acquired                                           339           -        2,637     17,209
                                                                ---------   ---------    ---------  ---------
                    Liabilities assumed                         $       -   $       -    $     784  $   6,981
                                                                =========   =========    =========  =========

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

     The acquisition was accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the company were revalued to estimated fair values as of the acquisition date. Management has used its best judgment and available information in estimating the fair market value of those assets and liabilities. Any changes to these estimates are not expected to be material. The operating results of the company are included in the consolidated statement of operations from the date of acquisition.

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

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Inventories at April 30, 1998, and July 31, 1997, consisted of the following (in thousands):

                                           April 30,           July 31,
                                              1998               1997
                                          ----------           --------
           Raw materials                     $29,695            $27,734
           Work in process                    10,990              8,575
           Finished goods                      6,700              5,983
           Supplies and spare parts            4,601              4,288
                                             -------            -------
                                             $51,986            $46,580
                                             =======            =======

4.   Debt

     On November 15, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, the Company completed an offering ("the Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. Financing cost of $2.2 million was deferred in connection with the issuance of the Notes.

     On December 23, 1997, the Company (under the Registration Statement filed with the SEC on November 15, 1996) completed an offering of $25.0 million, 8 3/4% Senior Subordinated Notes, Series B ( the "Notes - Series B"). The Company used the $24.1 million of net proceeds of this offering to repay indebtedness under its primary credit facility. The Notes - Series B are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. Financing cost of $1.2 million was deferred in connection with the issuance of the Notes - Series B.

     As of April 30, 1998 availability under the Company's bank revolving credit facility ("Credit Agreement") was $36.9 million.

     The Company entered into a seven-year term loan agreement on July 20, 1995, to finance up to $12.5 million of capital expenditures for the rail mill center located in Chicago Heights, Illinois. In December, 1997, the Company drew an additional $1.5 million under the term loan. Through April 30, 1998, $12.3 million had been drawn under this term loan.


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

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Additionally, application of the new standard for fiscal 1998 periods did not materially impact the calculation of diluted earnings per share versus what would have been reported under the prior standard. Diluted earnings per share for the Company includes the impact of the assumed exercise of dilutive stock options as well as the assumed issuance of up to 180,000 shares related to the earn-out for an acquired company.

6.   Accounting Changes

     On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that companies write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process re-engineering costs in prior fiscal years. In accordance with this consensus, in the second quarter of fiscal 1998, the Company recorded a non-cash, after-tax charge of $1.1 million to reflect the cumulative effect of this accounting change.

     In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off previously capitalized start-up costs and expense future start-up costs as incurred. This new accounting rule must be adopted by the Company by fiscal 2000, but earlier adoption is permitted. The Company had capitalized certain start-up costs in prior periods, including $5.0 million during the nine-month period ended April 30, 1998. As of such date, start-up costs of $9.5 million remain unamortized on the Company's consolidated balance sheet. Such costs, and any other such new costs capitalized before the Company adopts this new rule, will be written off as the cumulative effect of an accounting change in the period of adoption.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

Net Sales. Net sales increased 21.5% to $89.7 million from $73.8 million. The increase in sales is due primarily to an increase in sales in the Wheel Services Division ($8.8 million), principally resulting from an increased level of activity to support customers that build new railcars and increased sales of $5.7 million in the Track Products Division.

Gross Profit and Cost of Sales. Gross profit increased from 8.4% of revenue in 1997 to 12.6% of revenue in 1998. The increase in the gross profit is primarily the result of improved sales volumes in all major divisions and improved production at the Company's Calera, AL wheel plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million. The increase in expenses between periods reflects additional expense required to support the Company's new information systems (SAP's R/3 enterprise-wide software).

Other. Interest expense increased 20.8%, or $0.4 million, due primarily to an overall higher level of outstanding debt to support acquisitions, capital projects and expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes.

Extraordinary Item. The extraordinary non-cash after-tax charge of $0.3 million represents the write-off of unamortized deferred financing costs related to previous indebtedness which was retired with proceeds from the Senior Subordinated Notes issued during the third fiscal quarter of 1997.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

Net Sales.  Net sales increased 22.9% to $227.9 million from $185.4 million.
The increase in sales is due primarily to an increase in sales in the Wheel Services Division ($20.8 million), principally resulting from an increased level of activity to support customers that build new railcars, additional sales associated with the Track Products Division and the December 1996 acquisition of American Systems Technologies, Inc.

Gross Profit and Cost of Sales. Gross profit increased from 10.9% of revenue in 1997 to 11.5% of revenue in 1998 primarily due to the result of improved sales volumes in all major divisions and improved production at the Company's Calera, AL wheel plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million. The increase in expenses between periods reflects additional expense in the customer support area (field sales and customer service) to meet the expanding needs of customers and the additional effort required to support the Company's new information systems (SAP's R/3 enterprise-wide software).

Other. Interest expense increased 42.9%, or $2.0 million, due primarily to an overall higher level of outstanding debt to support acquisitions, capital projects and expanding operations, along with the marginally higher interest rate on the new Senior Subordinated Notes.

Accounting Change. On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, in the second quarter of fiscal 1998, the Company recorded a non-cash, after-tax charge of $1.1 million to reflect the cumulative effect of this accounting change.

Extraordinary Item. The extraordinary non-cash after-tax charge of $0.3 million represents the write-off of unamortized deferred financing costs related to previous indebtedness which was retired with proceeds from the Senior Subordinated Notes issued during the third fiscal quarter of 1997.

NEW ACCOUNTING PRONOUNCEMENT
----------------------------

In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off previously capitalized start-up costs and expense future start-up costs as incurred. This new accounting rule must be adopted by the Company by fiscal 2000, but earlier adoption is permitted. The Company had capitalized certain start-up costs in prior periods, including $5.0 million during the nine-month period ended April 30, 1998. As of such date, start-up costs of $9.5 million remain unamortized on the Company's consolidated balance sheet. Such costs, and any other such new costs capitalized before the Company adopts this new rule, will be written off as the cumulative effect of an accounting change in the period of adoption.

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


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Cash generated from operations, structured borrowings and debt and equity offerings have been the major sources of funds for working capital, capital expenditures and acquisitions. For the nine months ended April 30, 1998 and 1997, net cash used in operating activities totaled $1.2 million and $0.3 million, respectively. The decrease in operating cash flow is due primarily to a net increase in working capital.

Capital expenditures during the first nine months of fiscal 1998 and 1997 were $39.7 million and $24.9 million, respectively. The increase in spending between periods is due principally to improvements at the Calera, Alabama wheel plant, construction of the Rail Mill in Chicago Heights, Illinois, and cost associated with the implementation of SAP's R/3 enterprise-wide software. As of April 30, 1998, the Company has $72 million of property, plant and equipment classified as construction in process. The majority of these assets relate to expenditures for the new Calera equipment, the Rail Mill and SAP. These assets will come on-line during the last quarter of the current fiscal year and the first quarter of the new fiscal year. As these assets come on-line, earnings may be negatively impacted as a result of the increase in depreciation expense.

In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture will manufacture wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in the joint venture consists of technical know-how, expertise and cash. The Company has invested $9.2 million of cash in the joint venture through April 30, 1998. The cash funding is being used to construct a manufacturing facility which is currently going through a start-up period and is expected to be operational by the first quarter of fiscal year 1999.

In January, 1998, the Company purchased the exclusive rights to patents for the manufacture and sale of heat-treated and head-hardened rail in the Americas. Progress payments of $1.4 million have been made on equipment for processing the rail. Total expenditures over the next year for patent rights and production equipment are expected to be $10 - $12 million and are expected to be financed through the Company's Credit Agreement.

For the nine months ended April 30, 1998 and 1997, net cash provided by financing activities totaled $42.7 million and $30.1 million, respectively. The increase in financing cash flows is due primarily to the higher level of net borrowings during the period.

On December 23, 1997, the Company (under the Registration Statement filed with the SEC on November 15, 1996) completed an offering of $25 million 8 3/4% Senior Subordinated Notes, Series B (the "Notes - Series B").

As of April 30, 1998, availability under the Company's Credit Agreement was $36.9 million.

The Company started to address the "Y2K" or Year 2000 problem, caused by obsolete computer programs which cannot recognize dates beyond 1999, over two years ago. As part of that analysis, it was determined, based on recognized industry standards, that the Company would have to incur a minimum of $2.0 million to upgrade its existing legacy systems to solve the "Y2K" problem. Based on that analysis, the Company elected to install new software (SAP's R/3 enterprise software) which is expected to not only solve the "Y2K" computer problem but to also fully support the Company's overall strategic growth plans. The estimated completion date for the basic SAP R/3 software programs to cure the "Y2K" issues continues to be the Fall of 1998. The Company is also in the process of reviewing other possible customer and supplier "Y2K" issues not addressed by SAP. At the present time, management is unable to estimate the potential impact on the Company of the possible failure of its customers and suppliers to become Year 2000 compliant. If the Company's major customers and suppliers are not and do not become Year 2000 compliant on a timely basis, the Company's results of operations could be adversely affected.


REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's long-term business strategy of acquisitions; "Y2K" issues and the risks described from time to time in the Company's SEC reports.

Part II                       OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6  -  Exhibits and Reports on Form 8-K

     (A) Exhibits

           3.1   Restated Certificate of Incorporation of the Company (1)

           3.2   Bylaws of the Company (2)

          10.1 Amendment No. 4, dated as of December 22, 1997 to the Second Amended and Restated Loan and Security Agreement, dated as of January 31, 1997, by and among the Company, ABC Deco Inc. and American System Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of Chicago, as agent, as amended by Amendment No. 1 thereto dated as of August 8, 1997, Amendment No. 2 thereto dated as of October 31, 1997, and Amendment No. 3 thereto dated as of December 8, 1997.

          10.2 Amendment No. 3, dated as of April 8, 1998 to the Loan and Letter of Credit Reimbursement Agreement, dated as of July 20, 1995, by and between the Company and Creditanstalt Corporate Finance, Inc., as amended by amendments thereto dated as of September 29, 1995 and September 30, 1996.

          10.3 Amendment No. 5, dated April 24, 1998 to the Second Amended and Restated Loan and Security Agreement, dated as of January 31, 1997, by and among the Company, ABC Deco Inc. and American System Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of Chicago, as agent, as amended by Amendment No. 1 thereto, dated as of August 8, 1997, Amendment No. 2 thereto dated as of October 31, 1997, Amendment No. 3 thereto dated as of December 8, 1997, and Amendment No. 4 thereto dated as of December 22, 1997.

          27.1   Financial Data Schedule

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


                         /s/ J. P. Singsank
                         -----------------------------
                         J. P. Singsank
                         Corporate Controller and
                         Assistant Secretary
                         (Chief Accounting Officer)



Date: June 8, 1998
      --------------
                                      15