Form 10-K
period 1998-07-31
ABC RAIL PRODUCTS CORP
filed 1998-10-09
CIK 913364

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES ACT OF 1934

                       Commission file number   0-22906
                                              -------------

                         ABC RAIL PRODUCTS CORPORATION
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      36-3498749
(State or other jurisdiction             (I.R.S. Employer Identification Number)
    of incorporation)

200 SOUTH MICHIGAN AVENUE
SUITE 1300
CHICAGO, ILLINOIS                                       60604
(Address  of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (312) 322-0360

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.01 par value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value, held by nonaffiliates of the registrant as of September 30, 1998 was $96,272,656.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of September 30, 1998 was 8,976,304.

                                    PART I

ITEM 1--BUSINESS

GENERAL

     ABC Rail Products Corporation ("ABC") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the North American freight railroad and rail transit industries. ABC's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railroad signal systems installation and maintenance services. ABC operates in the composite brake shoe market through a joint venture.

     On September 17, 1998, ABC announced the signing of a definitive merger of equals agreement with NACO, Inc. ("NACO") to create one of the largest suppliers of technologically advanced products for the railroad industry. NACO is the leading North American supplier of high performance freight car suspension systems, a leading supplier of other types of freight car trucks, locomotive truck frames, freight car couplers and related products, as well as high integrity steel castings used in flow control products.

     ABC's business began in 1902 as the American Brake Shoe and Foundry Company. In 1987, ABC was formed by management as a Delaware corporation to acquire substantially all of the assets and certain related liabilities of the Railroad Products Group of Abex Corporation ("Abex"), which was then a subsidiary of IC Industries, now Whitman Corporation. In August 1989, then current management effected a leveraged recapitalization of ABC pursuant to which dividends and special payments of approximately $20 million were paid to its stockholders. In 1991, an affiliate of Kohlberg & Co. ("Kohlberg") acquired control of ABC through the purchase of certain stockholder interests and newly-issued common stock of ABC. In 1995, Kohlberg sold its entire interest in the common stock of ABC.

     Leading Freight Railroad Market Share. ABC has a substantial share of all of the specialty trackwork and mechanical products markets it serves. Based upon industry information and information gathered from its customers, ABC believes that it has an approximately 50% share of the North American freight specialty trackwork market, more than twice that of its next largest competitor, and is the second largest producer of domestic wheels for freight railcars.

     Integrated Manufacturing and Engineering Capability. ABC is the only vertically integrated specialty trackwork manufacturer in North America. It designs, engineers and manufactures in-house a full line of specialty trackwork products, including rail transit specialty trackwork based on technology provided through ABC's relationship with Cogifer S.A. ("Cogifer"). See "Cogifer Relationship" for additional information on Cogifer. ABC maintains six specialty trackwork manufacturing facilities located in various U.S. geographical areas. Certain specialty trackwork components that are subject to the most concentrated pressure must be made of special manganese steel alloys, which harden under the repeated pressure of passing wheels. ABC is the only U.S. specialty trackwork manufacturer that operates its own manganese steel foundry for the manufacture of these key specialty trackwork components. This foundry enables ABC to maintain strict quality control at all stages of the production process. In addition, ABC is the only North American specialty trackwork manufacturer with the in-house ability to design and craft the wooden patterns used to produce its specialty trackwork component castings. This capability, together with more than 80 years of specialty trackwork designs contained in ABC's extensive computer-aided design system, gives ABC a competitive advantage in responding to freight railroads' needs for customized products manufactured to rigorous standards. This capability also allows ABC to adapt to European technologies for high-speed and light rail applications, derived through its relationship with Cogifer, to serve the needs of rail transit customers. ABC also designs, engineers and manufactures in-house its entire line of wheels and metal brake shoes and, reworks and distributes new and used freight car wheel sets.

     Capital Investment. Over the last four fiscal years, ABC implemented a number of special capital expenditure programs. These expenditures are expected to improve quality and increase capacity in ABC's specialty trackwork operations, reduce costs and improve efficiencies in its wheel operations and update ABC's information technology and communications hardware and software. The capital expenditure programs consist of: new machining facilities at ABC's Calera, Alabama wheel plant to reduce costs and improve efficiencies in the production of railroad and idler wheels; new process equipment for ABC's specialty trackwork facilities to decrease scrap rates and rework costs and ensure superior product quality; a new manufacturing facility in Chicago Heights, Illinois, which houses new state-of-the-art rail milling equipment that will support ABC's specialty trackwork initiatives; and implementation of SAP's R/3 enterprise-wide software system. These capital expenditures were all substantially completed by early fiscal 1999 and were financed primarily out of free cash flow and borrowings.

     Expanding Rail Transit Market Presence. ABC is also a supplier of specialty trackwork to North American rail transit systems, which generally conform to freight railroad standards. Historically, however, sales of specialty trackwork to the rail transit industry have accounted for only a small portion of ABC's specialty trackwork sales. ABC has recognized a rising demand for rail transit specialty trackwork and has responded by forming a dedicated rail transit marketing group and aggressively pursuing rail transit projects throughout North America. Increasingly, North American transit system authorities are evaluating or employing European-style high-speed and light rail technology, particularly with respect to proposed new systems. ABC has access to much of this technology through its relationship with Cogifer, which ABC believes enhances its ability to compete in the rail transit market.

     Strategic Joint Ventures, Alliances and Acquisitions. ABC continually explores opportunities to enhance its technology base and marketing and distribution capabilities. In addition, ABC seeks acquisitions of complementary product lines, particularly those that offer potential manufacturing or marketing synergies. Since fiscal 1995, ABC has acquired six businesses and entered into three ventures which resulted in ABC having initial or expanded operations in the mounted wheel set, retarders, classification yard products and automation systems, composite brake shoe, railroad signal and communication systems, engineering and maintenance services businesses and a presence in Mexico and China. Since ABC is a manufacturer of both specialty trackwork and mechanical products and provides signaling and communication services, it has greater access to railroads' engineering and purchasing departments than companies that offer only a single product line. ABC therefore is positioned to effectively market additional products if it were to acquire or develop new product lines. Because the railroad supply industry is highly fragmented, with many private companies manufacturing only single product lines and railroads exiting the component manufacturing business, ABC believes that a variety of acquisition opportunities exist.

PRODUCTS AND SERVICES

     Specialty Trackwork. ABC manufactures specialty trackwork to customer specifications, generally for replacement of existing track, in the case of freight railroads, or for replacement and new construction of rail transit systems. ABC's products include track switches or turnouts, which divert a train from one track to another; crossings, which allow one set of railroad tracks to cross through another; switch throws, which set a track switch in order to divert a train from one track to another; and other trackwork products including guard rails and rail lubricators. ABC also manufactures cast manganese steel trackwork components which are sold as part of a track switch assembly or as replacement parts. Typically, track switches serve to divert trains between two tracks, but ABC also designs and manufactures more complicated track switches serving three, four or even more route diversions to meet switching requirements in areas of high density traffic, such as urban freight yards, passenger terminals and high traffic industrial and port areas. In addition, ABC designs, manufactures and installs classification yard products and automation systems. For fiscal 1998, 1997 and 1996, sales of specialty trackwork products accounted for approximately 44%, 49% and 49%, respectively, of ABC's net sales.

     Signal Systems. ABC designs, assembles, installs and maintains railroad signal systems. ABC entered this business in December 1996, through an acquisition. For fiscal 1998 and 1997, sales of signal systems and related services accounted for 8% and 3%, respectively, of ABC's net sales.

     Railcar, Locomotive and Idler Wheels and Wheel Sets. ABC manufactures 28, 33, 36 and 38-inch diameter wheels for freight railcars and 40-inch diameter wheels for diesel locomotives. These wheels are made of cast steel. Within a particular size classification, variations exist in flange width and bore size. The railroad industry generally considers wheels as "stock" items for their common sizes and variations. In addition to producing railroad wheels, ABC has been the sole-source manufacturer of cast idler wheels for Caterpillar Inc.'s high-drive tracked equipment since 1988. Idler wheels are secondary wheels, not connected to the equipment's power train, which guide the treads on such tracked construction equipment as bulldozers and backhoes. In May 1995, ABC commenced its wheel mounting and assembly operations as a result of its acquisition of General Electric Railcar Wheel and Parts Service Corporation's wheel mounting business ("the Wheel Mounting Acquisition"). The wheel mounting operation, which is primarily a reconditioning service business, remanufactures, reworks and distributes new and used freight car wheel sets. Freight car wheel sets consist of the wheel, axle and bearing units that are mounted to freight cars. ABC's reconditioning services include inspection and analysis of existing wheel sets to determine necessary replacement parts, remachining of axle units, replacement and/or remachining of wheels, and replacement and/or reinstallation of bearings. ABC also supplies new wheel sets using new and/or remachined parts of components. For fiscal 1998, 1997 and 1996, sales of railcar, locomotive and idler wheels and wheel sets accounted for approximately 44%, 43% and 46%, respectively, of ABC's net sales.

     Composition and Metal Brake Shoes. Composition and metal brake shoes bear directly on the railroad wheel and exert friction to generate braking power. Worn brake shoes are replaced during routine maintenance or at inspection sites located at various areas along the railroad. Composition brake shoes are made from fibers, elastomers and various resins and provide a higher level of friction for use with modern, low-pressure braking systems; metal brake shoes are made from cast iron. Composition and metal brake shoes are not interchangeable. For certain applications, the composition shoe is superior for braking and reducing heat buildup. Pursuant to American Association of Railroads ("AAR") regulations, all new railcars and locomotives that will operate across different railroads must have composition brake shoe systems by January 1, 1999. Older railcars and locomotives with higher pressure braking systems require metal brake shoes. Metal brake shoes also are preferable to composition brake shoes in winter weather because they provide more effective braking in ice and snow. Although the demand for metal brake shoes is expected to decline over time as older railcars are phased out of railroads' fleets and the new AAR regulations take effect, they will continue to be in demand on certain trains that do not operate in interchange. For fiscal 1998, 1997 and 1996, sales of metal brake shoes accounted for approximately 4%, 5% and 5% of ABC's net sales, respectively. Effective July 31, 1995, ABC contributed its composition brake shoe operation into the joint venture between ABC and Anchor Brake Shoe Company.

INDUSTRY STANDARDS

     Specialty trackwork products must conform to American Railway Engineering Association ("AREA") specifications in order to be used in the North American freight railroad system. The specifications are complex and their application on different railroads is further specified by each railroad's maintenance-of-way engineering practices. Given these specifications, ABC believes considerable proprietary expertise and information are required to manufacture these products economically.

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

     Recognizing the importance of the growing demand for European-style high-speed and light rail technology, in February 1992, ABC formed a long-term relationship with Cogifer. Cogifer is the leading supplier of European-style high-speed and light rail specialty trackwork to the world market, including specialty trackwork for the high speed TGV (Train a Grande Vitesse) trains in France and other parts of Europe.

     ABC Rail-Cogifer Technologies is a 50-50 joint venture partnership of ABC and Cogifer. The partnership's purpose is to market, design, engineer and supply European-style high-speed and light rail technology to the North American market. The marketing activities of ABC and the partnership are coordinated by ABC. Production is subcontracted to the most suitable joint venture partner.

     The technology exchange agreement provides ABC access to Cogifer's design concepts, expertise and information which can be applied by ABC to the potentially large intercity "Amtrak-type" rail passenger market, the small but developing market for high-speed freight railroad switches, and the North American manufacturing of certain elements of European-style high-speed and light rail specialty trackwork. Cogifer has similar access to ABC's technology for use outside North America and other defined markets.

SALES AND MARKETING

     ABC sells directly to the majority of its customers through its own sales force, which is organized into groups that focus on specialty trackwork products, which includes yard retarders and automation systems, railroad signal systems installation and maintenance or railcar wheels and wheel sets. ABC's specialty trackwork sales force covers the U.S. and Canada on a regional basis. ABC supplements its specialty trackwork sales efforts with the technical support of its engineering staff, which advises on product design and cost estimation. ABC's mechanical products sales force covers the U.S., Canada and Mexico. Certain members of ABC's senior management also actively participate in marketing efforts. ABC believes that these senior executives have developed close relationships with the purchasing managers and senior management of many of ABC's principal customers. ABC and Cogifer maintain a separate marketing staff which targets sales to rail transit systems in North America. ABC markets through sales representatives to its smaller customers, such as short lines, industrial and mining market segments.

     ABC also markets its products internationally both directly and through sales agents. A number of other countries have extensive freight railroad systems patterned on AAR and AREA standards. Consequently, ABC's products are either already suited, or are readily adaptable, to the needs of customers in these markets. International sales, represented less than 8% of ABC's net sales during fiscal 1998.

CUSTOMERS

     ABC's principal specialty trackwork and yard retarder and automation system customers are the North American Class I railroads, although ABC also sells these products to a number of regional and short-line railroads as well as rail transit systems. ABC's wheel and wheel mounting customers include the Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers and railroad service companies. ABC's metal brake shoe customers include railroads, rail transit systems and manufacturers of railcar and locomotive braking systems. ABC's two largest customers are Burlington Northern Santa Fe ("Burlington Northern") and Union Pacific Corporation, which each accounted for approximately 18% of ABC's net sales for fiscal 1998. No other customer accounted for more than 10% of fiscal 1998 net sales. ABC has multi-year agreements with Burlington Northern and Union Pacific Corporation for the supply of specialty trackwork products through December, 1998 and September, 1999, respectively. ABC's five largest customers accounted for approximately 54% of ABC's net sales during fiscal 1998.

MANUFACTURING

     In the manufacture of specialty trackwork, rail and various other steel products purchased from outside suppliers are fabricated and bolted or welded to cast manganese steel components in accordance with precise design standards. Primary finished products are complete or component parts of switches and crossings. These products are fabricated and packaged at the plant, then shipped by rail or truck to the job site where the end user or contractor assembles and installs them in the right-of-way. Increasingly, ABC assembles switches and crossings at its plants and ships them in "panelized" form to the job site where they are installed, thereby saving the track owners the labor cost of assembling the product on site. Manufacturing operations at the specialty trackwork plants include casting manganese steel, forging, shearing, sawing, drilling, bending, machining and assembly. Certain cast manganese components are subjected to an explosion hardening process which increases their useful life.

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

COMPETITION

     ABC is the largest manufacturer of specialty trackwork in North America, serving all of the Class I railroads and a number of regional and short-line railroads. In specialty trackwork, ABC competes with a number of North American manufacturers, including Cleveland Track, Voest-Alpine Nortrak Inc., an affiliate of Voest-Alpine Eisenbahn Systemme AG and Progress Rail, a subsidiary of Florida Progress Corp. Most of these companies' manufacturing facilities are located in the eastern U.S. which gives them a slight competitive shipping advantage in the eastern U.S. markets over ABC's Chicago Heights facility, which serves customers in the eastern U.S. In ABC's opinion, the locations of its specialty trackwork manufacturing facilities in Superior, Wisconsin; Newton, Kansas; Cincinnati, Ohio and Pueblo, Colorado provide it with a competitive advantage with respect to railroads operating in the western U.S. and Canada.

     ABC is the second largest U.S. manufacturer of freight railcar and locomotive wheels. In the market for freight railcar and locomotive cast wheels, ABC's primary competitor is Griffin Wheel Company, a subsidiary of AMSTED Industries, Inc. ABC also competes with Standard Steel, a division of Freedom Forge Corporation, which manufactures forged wheels. ABC, along with Progress Rail, are the largest independent freight car wheel mounting operations in North America. The majority of such wheel mounting operations are currently performed in-house by Class I railroads. The remaining independent wheel mounting market is highly fragmented. ABC is the only U.S. manufacturer of metal brake shoes. ABC is a leading supplier of railroad classification yard retarder control and automation systems. In this market, ABC's primary competitors are Union Switch & Signal and General Railway Signal. In the signal systems market, ABC's primary competitors are MEC Rail, a division of Mass Electric Construction Company, Harmon Industries, Inc. and Safetron Systems Corporation.

     The principal competitive factors in the specialty trackwork market are product quality, on-time delivery, price and technical service and support. The principal competitive factors in the mechanical products market are price and product availability. The principal competitive factors in the wheel mounting service market are product quality and availability. The principal competitive factors in the signal systems market are price and design and installation and maintenance expertise. The limited number of railroad customers, their efforts to reduce costs, and excess industry capacity in certain of ABC's product lines historically have limited ABC's ability to increase prices. ABC believes it is well-positioned to compete in all of its served markets, due to its leading market share, engineering capability, broad manufacturing base and long-standing customer relationships. Historically, ABC has experienced limited foreign competition due to the specialized nature of many of its products, the importance of AAR product approvals and AREA specifications and the cost of shipping. However, there can be no assurance that foreign competition will not increase in the future.

ORDER BACKLOG

     Specialty trackwork deliveries generally require lead-times of one to three months. Most specialty trackwork installations occur in the period from March through October. Consequently, deliveries are somewhat seasonal, with order backlog increasing in the spring and decreasing in the late summer. For discussion of quarterly results of operations, see "ABC Management's Discussion and Analysis of Financial Condition and Results of Operations." Order backlog for wheels and brake shoes is less meaningful because these products have short production lead-times. All order backlog figures include only firm orders for which customers have issued releases for production and delivery and exclude the non-current portion of any long-term supply arrangements. ABC's backlog was $52.0 million and $57.3 million as of July 31, 1998 and 1997, respectively. ABC expects to fill the majority of its order backlog as of July 31, 1998 during the fiscal year 1999.

INTELLECTUAL PROPERTY

     ABC holds 24 U.S. trademarks and 32 foreign trademarks. ABC actively protects trademarks which it believes have significant goodwill value. ABC currently holds 36 U.S. patents and 61 foreign patents and has applications pending for 12 U.S. patents and 34 foreign patents. ABC applies for patent protection when it believes the expense of doing so is justified. ABC also relies on trade secrets and know-how in the production of its specialty trackwork and mechanical products. ABC does not believe that its intellectual property rights are critical to its success.

RAW MATERIAL SUPPLIERS

     The principal raw materials for specialty trackwork are railroad rail and manganese. ABC purchases rail from various rail manufacturers. In certain instances, ABC purchases rail directly from its railroad customers for whom specialty trackwork is being built, capitalizing on their purchasing economies. The primary raw material for railcar and locomotive wheels is steel scrap, a commodity material which is readily available from a number of suppliers. The primary raw material for metal brake shoes is iron scrap, a commodity material, which is readily available from a number of suppliers.

     There are at least two suppliers for each raw material and component ABC purchases. ABC currently purchases actively from a broad range of suppliers. No supplier accounted for more than 10% of ABC's purchases in fiscal 1998.

EMPLOYEES

     As of July 31, 1998, ABC had nearly 1,800 employees, approximately 68% of whom are represented by unions. The principal union representing hourly employees is the United Steelworkers of America. In fiscal 1998, ABC negotiated five-year agreements with represented employees at its Newton, Kansas, Superior, Wisconsin and Duluth, Minnesota track assembly plants due to the expiration of related collective bargaining agreements, as well as an initial 2 1/3 year contract for its signal installation and maintenance employees. These negotiations affected approximately 17% of ABC's hourly employees. In 1998, ABC negotiated a new five-year collective bargaining agreement at its Pueblo, Colorado facility; negotiated a new three-year collective bargaining agreement at its

Anderson, Indiana facility; and has scheduled labor negotiations for its Chicago Heights, Illinois track products plant, its Baltimore, Maryland brakeshoe plant and its Calera, Alabama wheel foundry. These fiscal 1999 negotiations affect approximately 49% of ABC's employees. ABC believes that its labor relations are good.

ENVIRONMENTAL MATTERS

     For a description of compliance with environmental matters and of litigation related thereto, see "Part I, Item 3--Legal Proceedings" herein.

ITEM 2--PROPERTIES

     ABC maintains its headquarters in Chicago, Illinois and conducts its operations in nineteen principal manufacturing plants located throughout the U.S. ABC believes its property and equipment is in good condition and suitable for its needs. ABC has sufficient capacity to increase output at its specialty trackwork manufacturing plants. Except for the four to five month period following a fire in fiscal 1996, ABC's wheel foundry has operated at full capacity since 1988. ABC's principal operating facilities are as follows:

                            Approximate
                             square
Location                     footage    Owned/Leased               Description of use
--------                    --------    ------------               ------------------
Chicago Heights, Illinois    182,000    Owned          Specialty trackwork rail manufacturing (3)
Chicago Heights, Illinois    244,000    Owned          Specialty trackwork manufacturing
Cincinnati, Ohio             135,000    Owned          Specialty trackwork manufacturing
Pueblo, Colorado             111,000    Owned          Specialty trackwork manufacturing
Superior, Wisconsin           94,000    Owned          Specialty trackwork manufacturing
Newton, Kansas                58,000    Leased (1)     Specialty trackwork manufacturing
Duluth, Minnesota             10,000    Leased (2)     Specialty trackwork panelizing
Ashland, Wisconsin            57,000    Owned  (2)     Specialty trackwork panelizing
Anderson, Indiana            155,000    Owned          Manganese steel trackwork castings
Crown Point, Indiana          20,000    Leased         Manganese steel trackwork casting patterns
Calera, Alabama              259,000    Owned          Cast railroad wheels and idler wheels
Calera, Alabama               19,000    Owned          Cast railroad wheels and idler wheels
Baltimore, Maryland           61,000    Owned          Metal brake shoes
Kansas City, Kansas           36,000    Leased         Railroad wheel assembly
Lewistown, Pennsylvania       29,000    Owned          Railroad wheel assembly
Chicago Heights, Illinois     21,000    Owned          Railroad wheel assembly
Corsicana, Texas              18,000    Owned          Railroad wheel assembly
Riverside, California         11,000    Leased (4)     Railroad wheel assembly
San Bernardino, California    65,000    Leased (4)     Railroad wheel assembly
Verona, Wisconsin             13,000    Leased         Railway signal system assembly
Jacksonville, Florida         13,000    Leased         Railway signal system assembly

---------------
(1) Facility is leased by ABC in connection with an industrial revenue bond arrangement and pursuant to a lease which grants ABC an option to purchase the facility for a nominal amount.
(2)  Duluth operation was relocated to Ashland in October 1998.
(3)  Expected to be operational in early fiscal 1999.
(4)  Riverside operation was relocated to San Bernardino in October 1998.

All of ABC's owned manufacturing and assembly facilities, other than the Newton, Kansas and one of the Chicago Heights facilities are pledged as security under ABC's senior credit facility. ABC has pledged the Chicago Heights rail manufacturing facility to a third party lender which financed the purchase of this facility.

ITEM 3--LEGAL PROCEEDINGS

     ABC is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although ABC believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that ABC will not incur significant cost to comply with such requirements. ABC has a Director of Environment, Safety and Health with responsibility for monitoring compliance with environmental, health and safety requirements. The Director works with responsible personnel at each facility, with ABC's environmental counsel and with environmental engineering consultants retained to assist ongoing management of environmental, health and safety requirements.

     In connection with its formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex in 1987, ABC obtained a comprehensive environmental indemnity from Abex. The indemnity covers environmental conditions, whether or not then known, in existence at the time of the purchase, without dollar or time limit. Shortly after the purchase, ABC performed surveys to assess the environmental conditions at the time of the purchase. As a result of these studies, ABC has undertaken environmental projects, including underground storage tank removal, corrective action and other remedial action as necessary. Some of these actions are ongoing and similar actions may be undertaken in the future. The costs of all such actions had been charged to income in the period incurred. When Abex refused to compensate ABC for costs incurred, ABC filed suit against Abex on November 18, 1991 (the "1991 Lawsuit"). In October 1995, a judgment in the 1991 lawsuit was finalized with ABC receiving a payment of $2.8 million from Abex. The fiscal 1996 financial statements reflect the $2.8 million receipt as non-operating income. In a separate lawsuit filed in October 1994, ABC also asserted that Abex was required to indemnify ABC for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by ABC) caused by the environmental contamination at that site. This lawsuit was dismissed in fiscal 1998.

     ABC is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on ABC's business, financial condition or results of operations.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1998.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of ABC is traded on The Nasdaq Stock Market's National Market System under the symbol "ABCR." Set forth below are the high and low closing bid prices for ABC's common stock during the periods indicated, as reported by the National Market System.

                                              QUARTERS ENDING
                                   --------------------------------------
                                      10/31      1/31      4/30      7/31
                                    -------   -------   -------   -------
Fiscal Year Ended July 31, 1998
High                                $20.875   $21.750   $19.875   $19.250
Low                                  16.500    17.000    17.125    14.250

Fiscal Year Ended July 31, 1997
High                                 22.125    21.625    22.250    19.625
Low                                  14.750    14.500    13.750    15.250

ITEM 6--SELECTED FINANCIAL DATA

                                                                               FOR THE YEAR ENDED JULY 31,
                                                           -------------------------------------------------------
                                                             1998          1997       1996     1995 (6)   1994 (7)
                                                           ---------     ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................  $319,038      $259,190   $240,664   $243,229   $187,176
Cost of sales............................................   281,707       232,069    209,290    207,645    160,615
                                                           --------      --------   --------   --------   --------
       Gross profit......................................    37,331        27,121     31,374     35,584     26,561
Selling, general and administrative expenses.............    18,741        14,232     12,290     13,011     11,579
Special charge (1).......................................         -             -      3,155          -          -
                                                           --------      --------   --------   --------   --------
       Operating income..................................    18,590        12,889     15,929     22,573     14,982
Settlement of litigation (2).............................         -             -     (2,800)         -          -
Equity (income) loss of unconsolidated joint ventures....    (1,616)       (1,041)       144       (393)       (31)
Interest expense.........................................     7,505         7,016      5,239      3,387      3,147
Amortization of deferred financing costs.................       619           362        172        275        380
                                                           --------      --------   --------   --------   --------
       Income before income taxes, cumulative effect of
        accounting changes and extraordinary items.......    12,082         6,552     13,174     19,304     11,486

Provision for income taxes...............................     4,690         2,951      4,726      7,619      4,599
                                                           --------      --------   --------   --------   --------
       Income before cumulative effect of accounting
        changes and extraordinary items..................     7,392         3,601      8,448     11,685      6,887

Cumulative effect of accounting changes (3)..............    (1,111)            -          -     (1,214)         -
Extraordinary items (4)..................................         -          (310)         -       (814)    (1,690)
                                                           --------      --------   --------   --------   --------
       Net income........................................  $  6,281      $  3,291   $  8,448   $  9,657   $  5,197
                                                           ========      ========   ========   ========   ========

PER SHARE DATA:
Basic:
       Income before cumulative effect of accounting
        changes and extraordinary items..................  $   0.82      $   0.41   $   1.05   $   1.52   $   1.08

       Net income........................................  $   0.70      $   0.38   $   1.05   $   1.26   $   0.82
       Weighted average common shares outstanding........     8,969         8,709      8,062      7,694      6,358

Diluted:
       Income before cumulative effect of accounting
        changes and extraordinary items..................  $   0.81      $   0.41   $   1.03   $   1.48   $   1.06

       Net income........................................  $   0.69      $   0.37   $   1.03   $   1.22   $   0.80
       Weighted average common and equivalent shares
        outstanding......................................     9,121         8,789      8,220      7,890      6,473


OPERATING DATA:
Backlog(5)...............................................  $ 52,038      $ 57,332   $ 33,041   $ 45,429   $ 74,747
Depreciation and amortization............................    12,449        12,412     11,022      7,909      5,703
Capital expenditures.....................................    51,110        34,607     13,943     25,497     11,331

BALANCE SHEET DATA:
Total assets.............................................  $295,341      $230,607   $169,026   $157,264   $ 95,774
Total debt (including cash overdrafts)...................   152,345       101,989     60,292     63,544     28,455
Stockholders' equity.....................................    87,213        80,496     64,396     50,454     34,918

________________________________________________________________________________
(1) Represents non-recurring charges primarily for the closure of a manufacturing facility and the cost of certain reengineering efforts.

(2)  Represents proceeds from the settlement of a lawsuit.

(3) Represents the after-tax cumulative effect of accounting changes whereby, in fiscal 1995, ABC adopted new provisions for accounting for certain postemployment benefits which were previously accounted for on a cash basis, and in fiscal 1998, ABC expensed previously capitalized business process reengineering costs.

(4) Represents the after-tax effect of extraordinary non-cash charges in connection with the write-off of unamortized deferred financing costs related to the early extinguishment of debt in connection with (i) the refinancing and the initial public offering described in note 7 below in fiscal 1994 and (ii) the refinancing of certain indebtedness in fiscal 1995 and fiscal 1997.

(5) Includes only firm orders, as of the end of the fiscal period, for which customers have issued releases for production and delivery and excludes the non-current portion of any long-term supply arrangement.

(6) In May 1995, ABC acquired a wheel mounting business for approximately $26.1 million.

(7) In September 1993, ABC refinanced a significant portion of its outstanding debt and redeemed all outstanding shares of its preferred stock at a discount. In December 1993, ABC used net proceeds of $35.1 million from its initial public offering to retire a substantial portion of the debt issued in the September 1993 refinancing.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of ABC's consolidated financial condition and consolidated results of operation should be read in conjunction with ABC's Consolidated Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. ABC's actual results could differ materially from the results expressed in, or implied by, such statements. See "Regarding Forward-Looking Statements."

RESULTS OF OPERATIONS

     Overview

     ABC reported net income of $6.3 million or $0.69 per share on a diluted basis for the year ended July 31, 1998 as compared to net income of $3.3 million or $0.37 per share in 1997 and net income of $8.4 million or $1.03 per share in 1996. Operating results for the year ended July 31, 1998 include a non-cash, after-tax charge of $1.1 million for the cumulative effect of a change in accounting for previously capitalized process reengineering costs. Operating results for the year ended July 31, 1997 also include an extraordinary charge of $0.3 million for the early retirement of debt.

     The diluted earnings per share effect of the accounting change and extraordinary item on ABC's net income was to decrease diluted earnings per share by $0.12 from $0.81 to $0.69 in 1998, and to decrease diluted earnings per share by $0.04 in 1997 from $0.41 to $0.37.

     Net Sales

     Fiscal 1998 net sales increased $59.8 million (23.1%) following a fiscal 1997 sales increase over fiscal 1996 of $18.5 million (7.7%). Sales of railcar wheels and wheel services increased $29.0 million in fiscal 1998, primarily resulting from an increased level of activity to support customers that build new railcars and increased production from ABC's Calera, Alabama, railcar wheel manufacturing plant. Net sales of ABC's Track Products Division increased $15.0 million in fiscal 1998. Net sales of the Systems Division increased $15.8 million in fiscal 1998. The Systems Division was formed with the acquisition of American Systems Technologies, Inc. in December 1996.

     The fiscal 1997 sales increase was primarily in the Track Products Division ($16.0 million); and was predominately related to additional sales ($12.4 million) associated with the May 1996 acquisition of Deco Industries Inc. and certain assets of Deco Automation and the December 1996 acquisition of American Systems Technologies. Sales of specialty trackwork products in fiscal 1997 were marginally above the prior year's sales. The specialty trackwork product sales in fiscal 1997 were adversely affected by the merger-induced slowdown of trackwork order releases from the Western Class I railroads. Sales at ABC's Calera wheel manufacturing plant were flat between fiscal 1997 and 1996. Offsetting the recovery from the mid-fiscal 1996 fire at the Calera plant was an overall lower-than-normal level of capacity during 1997 due to disruptions caused by the implementation of process improvements at the facility.

     Gross Profit and Cost of Sales

     Gross profit increased from 10.5% of net sales in fiscal 1997 to 11.7% of net sales in 1998. Gross profit declined from 13.0% of net sales in fiscal 1996 to 10.5% of net sales in 1997. The improvement in the gross profit margin in 1998 is primarily due to improved sales volumes in all major divisions and improved production at the Calera, Alabama, wheel plant. The decrease in the gross profit margin from 1996 to 1997 was primarily due to the impact of disruptions to production caused by the implementation of major improvements to manufacturing operations, primarily at the Calera, Alabama, wheel plant.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4.5 million from fiscal 1997 to fiscal 1998. The increase in expenses reflects additional expense in the customer support area (field sales and customer service) to meet the expanding needs of customers, the additional effort required to support ABC's new information systems (SAP's R/3 Enterprise-wide software) and the increased level of incentive compensation payments for fiscal 1998. Selling, general and administrative expenses increased $1.9 million from fiscal 1996 to fiscal 1997. The increase in 1997 was primarily in the customer support area for the reasons noted above.

     Other

     During fiscal 1996, ABC recorded a special pre-tax charge of $3.2 million. The charge covered plant closure costs related to the joint venture with Anchor Brake Shoe Company, business process reengineering costs and additional taxes on products sold into Mexico. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

     Interest expense, net of amounts capitalized on ABC's major construction projects, increased 7.0%, or $0.5 million, due primarily to overall higher level of outstanding debt, along with marginally higher interest rates. Interest expense increased $1.8 million (33.9%) in 1997 over 1996 due primarily to an overall higher level of outstanding debt and higher average interest rates.

     Accounting Change

     On November 20, 1997, the FASB's Emerging Issues Task Force reached a consensus that companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. ABC had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, in fiscal 1998, ABC recorded a non-cash, after-tax charge of $1.1 million to reflect the cumulative effect of this accounting change.

     Extraordinary Item

     The extraordinary non-cash, after-tax charge of $0.3 million in fiscal 1997 represents the write-off of unamortized deferred financing costs related to previous indebtedness which was retired with proceeds from the issuance of the senior subordinated notes.

NEW ACCOUNTING PRONOUNCEMENT

     In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off previously capitalized start-up costs and expense future start-up costs as incurred. This new accounting rule must be adopted by ABC by fiscal 2000, but earlier adoption is encouraged. ABC has capitalized certain start-up costs in prior periods, including $1.5 million in fiscal year 1998. As of July 31, 1998, start-up costs of $2.6 million remain unamortized on ABC's consolidated balance sheet. Such costs, and any other such new costs capitalized before ABC adopts this new pronouncement will be written off as the cumulative effect of an accounting change in the period of adoption.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from operations and debt have been the major sources of funds for working capital, capital expenditures and acquisitions. ABC has significantly increased the level of its capital expenditures in the last two fiscal years. Capital expenditures totaled $51.1 million, $34.6 million, and $13.9 million in fiscal years 1998, 1997 and 1996, respectively. Major capital expenditures in the last two fiscal years include a new rail milling facility in Chicago Heights, Illinois and a major upgrade of the machining operations at the Calera, Alabama, wheel plant. During this time period, ABC also invested capital on new computer equipment, enterprise-wide software, and software installation which will substantially enhance ABC's management information systems. The rail mill is expected to begin commercial production in early fiscal year 1999. The improved Calera facility is already operational. Most of the basic modules of the SAP's R/3 enterprise-wide software system will be in operation by early fiscal year 1999.

     In fiscal year 1997, ABC also invested approximately $10 million in a joint venture with China's Ministry of Railroads to build a railcar wheel manufacturing plant in China. This joint venture began operations at the end of fiscal year 1998.

     In January 1998, ABC purchased certain patents for the manufacture and sale of heat-treated and heat-hardened rail in the U.S. and Canada. ABC is in the process of setting up a facility for the production of this product. ABC's investment for the patent rights and the production equipment will approximate $21 million. The plant is anticipated to begin production in early fiscal 2000.

     Cash generated from operating activities was $1.3 million, $3.7 million and $21.8 million in fiscal 1998, 1997 and 1996, respectively. The slight decline in cash generated by operating activities in 1998 was due to increased net earnings, offset by an increase in working capital requirements due to the increased level of business activity. The decrease in fiscal 1997 was due primarily to a decrease in earnings and the use of cash to support increased working capital requirements.

     ABC expects capital expenditures to be in the range of $25 million to $35 million in fiscal year 1999. ABC has unused lines of credit totaling approximately $29.8 million as of July 31, 1998. ABC believes that its cash generated from operations for fiscal year 1999 and its lines of credit will be sufficient to fund the cash needs for working capital and capital expenditures.

     Cash flows from financing activities during fiscal 1998 reflect net borrowings under ABC's revolving line of credit and the issuance of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B. During fiscal 1997, ABC's Credit Agreement was amended and restated in conjunction with the issuance of $50 million of 9 1/8% Senior Subordinated Notes. Under the amended Credit Agreement, certain loans and acquisitions facilities were paid in full, the revolving credit line was increased to $90 million and terms of certain financial covenants were modified. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

SEASONALITY

     The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of ABC's fiscal year. In addition, a number of ABC's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of ABC's fiscal year. Transit industry practice with respect to specialty track work generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. ABC did not experience any significant departure from the historical demand patterns during fiscal 1998.

YEAR 2000 ISSUES

     The year 2000 ("Y2K") problem refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000.

     In addressing the Y2K issues, ABC has taken initiatives in three general areas: information technology ("IT") and communication systems; non-IT systems and related third party issues. The following is a summary of these programs.

     IT and Communication Systems

     Since late 1995, ABC, in support of its long-range strategic plans, has significantly upgraded and continues to upgrade its information technology and communication systems. This upgrade includes: enterprise-wide application systems (SAP's R/3 system), migration from midsize computers to client/server based systems, upgraded personal computers "PC's," upgraded PC software (standardized on Windows NT, Windows 9X, Microsoft Exchange, Microsoft Office Suite and Back Office applications software), "SDRC Ideas 3D CAD and Auto CAD", local area networks (LAN's), wide area networks (WAN's), and network integration of advanced fax, printer, and advanced copier systems. A by-product of these endeavors is that a large portion of ABC's IT and non-voice communication systems, and many of its voice communication systems are now Y2K compliant.

     ABC's exceptions to Y2K compliance are: five of ABC's nineteen plants are not yet converted to SAP's R/3 system; one HP3000 mid-size computer running Y2K non-compliant software is not yet removed from operation; shop labor collection and PC support applications at certain plants are not yet Y2K compliant; certain Auto CAD sites are not yet Y2K compliant; EDI systems are not fully compliant; certain PC's require BIOS and/or operating system and application system upgrades; certain network hardware, mainly routers, require replacement; up to half of the phone systems (PBX's) at ABC's plants need to be upgraded or replaced based on an assessment of 40% of the PBX systems to-date; and other intelligent office equipment in a stand alone mode such as fax machines, copiers, printers, etc. may not be Y2K non-compliant. These issues are anticipated to be remediated by the middle of calendar year 1999.

     Non-IT Systems

     Internal non-IT systems comprised mainly of building air management systems, elevator systems, security and fire control systems, safety systems, equipment and machinery operating and control systems, compressed air, electrical and natural gas systems, and equipment such as lift trucks, mobile cranes, etc., are being assessed by third party consultants specializing in Y2K compliance and remediation planning. This assessment will be completed by December 31, 1998 and remediation is expected to be completed by June 1999.

     Third Parties

     ABC has third party relationships with approximately 25 large railroad and railcar customers, raw materials suppliers and suppliers of financial and outsourced investor and employee information and management services. Most of these third parties are publicly traded corporations subject to disclosure requirements. ABC is presently engaged in ongoing discussions and evaluations of these third parties' Y2K readiness; while simultaneously advising them of ABC's readiness. ABC intends to begin monitoring Y2K disclosures in SEC filings of these third parties commencing with the current quarter filings.

     Major customers referred to above report having had Y2K compliance programs running for at least one to two years and indicate that their systems that interact with ABC are or will be compliant for Y2K. Based on discussions with these customers, assessment of the customers capability, and long time customer operating practices, ABC believes that these key customers will be Y2K compliant in all material matters affecting ABC. ABC will continue to monitor its customers' Y2K compliance.

     ABC is also in ongoing discussion with key suppliers of outsourced services including, but not limited to, stock transfer, debt servicing, payroll, banking collection and disbursements, and benefit programs. At this time, ABC has concluded that all material suppliers of these services are or will be Y2K compliant by the end of calendar 1998. ABC will continue to monitor their Y2K compliance.

     With the exception of rail products purchased from the large aforementioned suppliers, other raw materials mainly railroad ties, miscellaneous steel plate and bar, fasteners, scrap steel and foundry supplies are purchased from numerous small suppliers who ABC believes are able to manually execute their business and are readily replaceable. ABC has concluded there is no material risk of being unable to procure these needed raw materials.

     The specific Y2K IT and communication system remediation tasks previously outlined are being accomplished by in-house IS and user personnel whose costs are recorded as normal operating expense.

     The IT System software upgrades are being executed under ongoing maintenance and support agreements with software vendors, and the BIOS upgrades to certain hardware are being executed under similar arrangements with hardware vendors. The replacement cost of non-remediable PC's will not be material. Network hardware component replacement costs, along with copiers and fax machine replacement costs, will also not be material. ABC is not yet in a position to estimate the cost of Non-IT system and third party compliance issues, but has no reason to believe, based upon its evaluations done to date, that such costs, in the aggregate, would be material.

     Y2K Risks

     The principal risks to ABC relating to the completion of its compliance conversion efforts related to its IT and communications systems are:

     .    Inability to recruit and/or retain key staff.

     . Failure to complete SAP's R/3 system installation in the five remaining plants.

     .    Failure to replace non-compliant EDI systems.

     .    Failure to replace non-compliant labor data collection systems.

     ABC believes that adequate replacements for non-compliant network components, PC's, copiers, fax machines and PBX's are commercially available at reasonable prices and in good supply. ABC believes that adequate time and resources are available to remediate these areas as needed.

     ABC is attempting to quantify the principle IT and communication systems risks at this time. Areas that could be affected include, but are not limited to, the ability to: obtain and process orders and/or retain certain material customers if EDI is not remediated; operate plants not having Y2K functional IT production systems; develop adequate product costs in the event of labor data collection system failures; and maintain and operate ABC's IT and communication systems lacking adequate staff resources.

     The principal risks to ABC relating to non-IT systems are failures in control systems for significant machines and equipment or facility systems. These risks are presently under assessment and are expected to be completed by December 31, 1998. Until this assessment is completed, ABC has no basis to form an estimate of remediation problems, costs or difficulties, and cannot estimate the potential costs of such issues at this time.

     The principal risks to ABC in its relationship with third parties are:

     . Failure of third party systems used to conduct such third parties business including customers, rail suppliers and suppliers of financial and outsourced investor and employee information and management services.

     .    Failure to implement compliant EDI systems with key customers.

     Based on Y2K compliance work done to-date, ABC believes its key customers are currently Y2K compliant or will be Y2K compliant in all material respects and that service suppliers will be Y2K compliant or can be replaced within an acceptable time frame. ABC has or will obtain compliance certification from suppliers of key services as soon as such certifications are available. Other than rail supplied by key customers, ABC currently believes that other raw materials do not pose a significant risk.

     Contingency Plans

     ABC intends to deal with contingency planning during the latter part of its second fiscal quarter of fiscal 1999, after the results of the assessment and remediation in progress have been ascertained.

     ABC's description of its Y2K compliance issue is based upon information obtained by ABC through evaluations of ABC's IT communication systems and customer and supplier Y2K compliance. No assurance can be given that ABC will be able to address the Y2K issues for all of its software and applications in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If ABC or the major customers or suppliers with whom ABC does business fail to address adequately the Y2K issues, or ABC fails to successfully integrate or convert its computer systems generally, ABC's business or results of operations could be materially adversely affected.

REGARDING "FORWARD-LOOKING" STATEMENTS

     The foregoing outlook contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by ABC's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement ABC's strategy of acquisitions, rebuilding and process improvements; and the risks described from time to time in ABC's SEC reports.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ABC's market risk sensitive instruments do not subject ABC to material market risk exposures, except as such risks relate to interest rate fluctuations. As of July 31, 1998, ABC has long-term debt outstanding with a carrying value of $146.0 million. The estimated fair value of this debt is $145.6 million. ABC historically has not entered into interest rate protection agreements. Fixed interest rate debt outstanding as of July 31, 1998 represents 64% of total debt, carries an average interest of 8.8% and matures as follows:
$2.5 million in fiscal 1999, $10.1 million in fiscal 2000, $2.4 million in fiscal 2001, $2.4 million in fiscal 2002, $0.2 million in fiscal 2003 and $75.0 million thereafter. Variable interest rate debt outstanding as of July 31, 1998 had an average interest rate at that date of 7.6% and matures as follows: $0 million in fiscal 1999, $50.5 million in fiscal 2000, $0.5 million in fiscal 2001, $0.6 million in fiscal 2002, $0.6 million in fiscal 2003 and $1.2 million thereafter.

ITEM 8--FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ABC Rail Products Corporation:

     We have audited the accompanying consolidated balance sheets of ABC RAIL PRODUCTS CORPORATION (a Delaware corporation) AND SUBSIDIARIES ("ABC") as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of ABC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ABC Rail Products Corporation and Subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, ABC changed its method of accounting for business process reengineering costs effective August 1, 1997.


ARTHUR ANDERSEN LLP

Chicago, Illinois
September 17, 1998

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      For the Year Ended July 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Net Sales                                                           $319,038   $259,190   $240,664
Cost of Sales                                                        281,707    232,069    209,290
                                                                    --------   --------   --------
        Gross profit                                                  37,331     27,121     31,374
Selling, General and Administrative Expenses                          18,741     14,232     12,290
Special Charge                                                             -          -      3,155
                                                                    --------   --------   --------
        Operating income                                              18,590     12,889     15,929
Settlement of Litigation                                                   -          -     (2,800)
Equity (income) Loss of Unconsolidated Joint Ventures                 (1,616)    (1,041)       144
Interest Expense                                                       7,505      7,016      5,239
Amortization of Deferred Financing Costs                                 619        362        172
                                                                    --------   --------   --------
     Income before income taxes, cumulative effect of accounting      12,082      6,552     13,174
      change and extraordinary item
Provision for Income Taxes                                             4,690      2,951      4,726
                                                                    --------   --------   --------
     Income before cumulative effect of accounting change and          7,392      3,601      8,448
      extraordinary item
Cumulative Effect of Accounting Change, net of income taxes           (1,111)         -          -
      of $695
Extraordinary Item, net of income taxes of $215                            -       (310)         -
                                                                    --------   --------   --------
     Net income                                                     $  6,281   $  3,291   $  8,448
                                                                    ========   ========   ========

Earnings Per Share Data:
Basic:
     Income before cumulative effect of accounting change and       $   0.82   $   0.41   $   1.05
      extraordinary item
     Cumulative effect of accounting change                            (0.12)         -          -
     Extraordinary item                                                    -      (0.03)         -
                                                                    --------   --------   --------
            Net income                                              $   0.70   $   0.38   $   1.05
                                                                    ========   ========   ========

     Weighted average common shares outstanding                        8,969      8,709      8,062
                                                                    ========   ========   ========

Diluted:
     Income before cumulative effect of accounting change and       $   0.81   $   0.41   $   1.03
      extraordinary item
     Cumulative effect of accounting change                            (0.12)         -          -
     Extraordinary item                                                    -      (0.04)         -
                                                                    --------   --------   --------
            Net income                                              $   0.69   $   0.37   $   1.03
                                                                    ========   ========   ========

Weighted average common and equivalent shares outstanding              9,121      8,789      8,220
                                                                    ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     Assets                                          As of July 31,
                                     ------                                       --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Current Assets:
      Accounts receivable, less allowances of $1,434 and $1,206, respectively     $ 49,708   $ 38,208
      Inventories                                                                   51,973     46,580
      Prepaid expenses and other current assets                                      1,925      1,964
      Prepaid income taxes                                                           2,833        963
                                                                                  --------   --------
             Total current assets                                                  106,439     87,715
                                                                                  --------   --------

Property, Plant And Equipment:
      Land                                                                           1,890      1,927
      Buildings and improvements                                                    15,948     12,491
      Machinery and equipment                                                       98,621     84,653
      Construction in progress                                                      68,051     36,421
                                                                                  --------   --------
                                                                                   184,510    135,492
      Less-Accumulated depreciation                                                (45,846)   (37,480)
                                                                                  --------   --------
             Net property, plant and equipment                                     138,664     98,012

Investment in Unconsolidated Joint Ventures                                         15,586     14,684

Other Assets - net                                                                  34,652     30,196
                                                                                  --------   --------
             Total assets                                                         $295,341   $230,607
                                                                                  ========   ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
      Cash overdrafts                                                             $  6,300   $  2,991
      Current maturities of long-term debt                                           2,516      3,987
      Accounts payable                                                              24,176     26,617
      Accrued liabilities                                                           19,556     11,273
                                                                                  --------   --------
             Total current liabilities                                              52,548     44,868

Long-term Debt, less current maturities                                            143,529     95,011

Deferred Income Taxes                                                                7,556      5,881

Other Long-term Liabilities                                                          4,495      4,351

Commitments and Contingencies

Stockholders' Equity:
      Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
       issued or outstanding                                                             -          -
      Common stock, $.01 par value; 25,000,000 shares authorized; 8,976,304
       shares and 8,954,082 shares issued and outstanding, respectively                 90         90

      Additional paid-in capital                                                    67,798     67,362
      Retained earnings                                                             19,325     13,044
                                                                                  --------   --------
             Total stockholders' equity                                             87,213     80,496
                                                                                  --------   --------
             Total liabilities and stockholders' equity                           $295,341   $230,607
                                                                                  ========   ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            Accumulated
                                                     Additional                Other
                                             Common   Paid-in    Retained  Comprehensive   Comprehensive
                                             Stock    Capital    Earnings      Income          Income
                                             ------  ----------  --------  --------------  --------------
Balance, July 31, 1995                          $80     $49,671   $ 1,305          $(602)
 Net income                                       -           -     8,448              -          $8,448
 Shares issued in business
  acquisition                                     2       3,348         -              -               -
 Issuance of common stock                         1       1,600         -              -               -
 Adjustment of minimum
  pension liability, net of
  income taxes of $56                             -           -         -            (89)            (89)
 Income tax benefit from
  exercised stock options                         -         632         -              -               -
                                                ---     -------   -------          -----          ------

Balance, July 31, 1996                           83      55,251     9,753           (691)         $8,359
                                                                                                  ======
 Net income                                       -           -     3,291              -          $3,291
 Shares issued in business
  acquisition                                     6      10,220         -              -               -
 Issuance of common stock                         1       1,484         -              -               -
 Adjustment of minimum
  pension liabilities, net of
  income taxes of $433                            -           -         -            691             691
 Income tax benefit from
  exercised stock options                         -         407         -              -               -
                                                ---     -------   -------          -----          ------
Balance, July 31, 1997                           90      67,362    13,044              -          $3,982
                                                                                                  ======
 Net income                                       -           -     6,281              -          $6,281
 Shares issued in business
  acquisition                                     -         436         -              -               -
                                                ---     -------   -------          -----          ------

Balance, July 31, 1998                          $90     $67,798   $19,325          $   -          $6,281
                                                ===     =======   =======          =====          ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   For the Year Ended July 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Cash Flows From Operating Activities:
 Net income                                                      $  6,281   $  3,291   $  8,448
 Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary item                                                   -        310          -
   Cumulative effect of accounting change                           1,111          -          -
   Special charge                                                       -          -      3,155
   Equity (income) loss of unconsolidated joint ventures           (1,616)    (1,041)       144
   Depreciation and amortization                                   12,449     12,412     11,022
   Deferred income taxes                                            1,140        591        405
   Changes in certain assets and liabilities, net of effect of acquired businesses:
    Accounts receivable - net                                     (10,912)      (451)     7,372
    Inventories                                                    (5,274)    (7,071)      (978)
    Prepaid expenses and other current assets                          72        (54)      (112)
    Other assets - net                                             (7,280)    (3,209)    (1,707)
    Accounts payable and accrued liabilities                        5,035     (1,142)    (5,296)
    Other long-term liabilities                                       282         86       (604)
                                                                 --------   --------   --------
     Total adjustments                                             (4,993)       431     13,401
                                                                 --------   --------   --------

    Net cash provided by operating activities                       1,288      3,722     21,849
                                                                 --------   --------   --------
Cash Flows from Investing Activities:
 Capital expenditures                                             (51,110)   (34,607)   (13,943)
 Proceeds from sale of property                                     1,550      1,272          -
 Business acquisitions, less cash acquired                         (1,378)       (72)    (2,888)
 Investment in unconsolidated joint ventures                         (190)    (8,064)    (1,976)
 Dividends from unconsolidated joint ventures                         904          -        432
                                                                 --------   --------   --------
    Net cash used in investing activities                         (50,224)   (41,471)   (18,375)
                                                                 --------   --------   --------
Cash Flows from Financing Activities:
 Activity under the Credit Agreement:
   Repayment of non-amortizing term loan                                -    (15,000)         -
   Net receipts (payments) under revolving line of credit          23,286      8,212     (4,769)
   Draw on acquisition facility                                         -      1,750          -
   Repayment of acquisition facility                                    -     (5,193)    (5,664)
 Change in cash overdrafts                                          3,309     (1,064)     3,907
 Issuance of Senior Subordinated Notes                             25,000     50,000          -
 Issuance of other long-term debt                                   1,516      8,128      2,632
 Repayment of other long-term debt                                 (2,987)    (7,864)    (2,751)
 Payment of deferred financing costs                               (1,188)    (2,705)      (396)
 Exercised stock options                                                -      1,485      1,601
                                                                 --------   --------   --------
    Net cash provided by (used in) financing activities            48,936     37,749     (5,440)
                                                                 --------   --------   --------
    Net decrease in cash                                                -          -     (1,966)
CASH, beginning of year                                                 -          -      1,966
                                                                 --------   --------   --------
CASH, end of year                                                $      -   $      -   $      -
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

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ABC Rail Products Corporation ("ABC") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the North American freight railroad and rail transit industries. ABC's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal and communication systems, engineering, installation and maintenance services. ABC operates 19 plants in 12 states and has unconsolidated joint ventures with plants in one state, in China and in Mexico.

Principles of Consolidation

   The consolidated financial statements include the accounts of ABC Rail Products Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   Investments in unconsolidated 50% or less owned joint ventures, most of which are in the form of subsidiaries, are accounted for under the equity method.

Cash Overdrafts

   Cash overdrafts represent the aggregate amount of checks which have been issued and have not yet cleared the zero-balance disbursement accounts, net of any cash in specific depository accounts which will be automatically drawn against as such checks clear the disbursement accounts.

Allowance for Doubtful Accounts

   The allowance for doubtful accounts for the years ended July 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                       1998      1997     1996
                                     --------  --------  ------
     Balance at beginning of year     $1,206    $  865   $ 716
     Provision charged to income         328       102     160
     Accounts written off               (100)      (12)    (23)
     Allowance from business
      acquisitions                         -       251      12
                                      ------    ------   -----

     Balance at end of year           $1,434    $1,206   $ 865
                                      ======    ======   =====

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

   Inventories at July 31, 1998 and 1997, consisted of the following (in thousands):

                                            1998     1997
                                           -------  -------
     Raw materials                         $34,504  $27,734
     Work in process and finished goods     13,367   14,558
     Supplies and spare parts                4,102    4,288
                                           -------  -------
                                           $51,973  $46,580
                                           =======  =======

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

Property, Plant and Equipment

   Property, plant and equipment are stated at cost, which for self-constructed assets, includes interest and internal labor and overhead costs directly related to constructing the asset. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense charged to operations was $9.4 million, $8.8 million and $7.6 million for the years ended July 31, 1998, 1997, and 1996, respectively. The useful lives used for recognizing depreciation expense for financial reporting purposes are as follows:

     Buildings and improvements        10 - 30 years
     Machinery and equipment            5 - 20 years

   Major renewals and betterments which extend the useful life of an asset are capitalized. Most routine maintenance and repairs are expensed as incurred. Certain maintenance and expense costs expected to be incurred during scheduled shutdowns of ABC's foundry operations are accrued during the periods that the foundry is operational. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. ABC periodically reviews the carrying value of its property, plant and equipment to determine whether there are indications of an impairment that would require adjustment to the carrying values.

   The most significant component of construction in progress as of July 31, 1998 and 1997 is a rail milling facility in Illinois. The facility is expected to begin commercial production by early fiscal 1999.

   ABC also capitalizes direct costs incurred in developing or obtaining computer software for internal use once ABC determines that the new software will be completed and will fulfill its intended use. Costs incurred prior to such determination are expensed as incurred. Such capitalized costs include direct payroll and related costs for personnel that worked directly on the project to develop or obtain the computer software, external costs that were attributable to the software development and interest. The costs capitalized through July 31, 1998, primarily relate to the development of an enterprise-wide computer software system which will be amortized over an estimated useful life of ten years.

Research and Development Expense

   Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

Other Assets

   Other assets at July 31, 1998 and 1997, consisted of the following (in thousands):

                                                                  1998     1997
                                                                 -------  -------
     Molds and patterns                                          $ 3,206  $ 3,169
     Deferred financing costs - net                                3,387    2,817
     Patents                                                       2,007        -
     Excess cost over net assets of acquired businesses - net     19,860   19,686
     Prepaid pension costs and other - net                         6,192    4,524
                                                                 -------  -------
                                                                 $34,652  $30,196
                                                                 =======  =======

   Molds and patterns are used in ABC's foundry operations to cast specialty trackwork, and railcar, locomotive and idler wheels. The cost of the molds and patterns is charged to operations based on usage.

   Deferred financing costs, net of accumulated amortization of $1.0 million and $0.4 million as of July 31, 1998 and 1997, respectively, represent legal and other associated costs related to ABC's issuance of debt for general corporate purposes. Deferred financing costs are amortized over the term of the related debt using the effective interest rate method.

   The excess cost over net assets of acquired businesses is being amortized on the straight-line basis over 15 to 25 years. Related amortization expense for the fiscal years ended July 31, 1998, 1997 and 1996 was $0.9 million, $0.8 million and $0.2 million, respectively. Accumulated amortization as of July 31, 1998 and July 31, 1997 was $2.0 million and $1.1 million, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, ABC will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. ABC's principal considerations in determining impairment include the strategic benefit to ABC of the particular business as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

Workers' Compensation Insurance

   ABC is primarily self-insured for workers' compensation claims. ABC provides for workers' compensation insurance each period based on its estimate of the total ultimate payout for all claims and related fees.

Fair Value of Financial Instruments

   The carrying value of cash overdrafts, accounts and other receivables, accounts and other payables approximate their respective fair values due to their short maturities. See Note 5 for disclosures regarding the fair value of ABC's long-term debt.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

Revenue Recognition

   Revenue from products and equipment is recognized on the date goods are shipped to the customer. Revenue from ABC's railway signal and communication engineering, construction and maintenance contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Costs include materials, direct and allowable labor and
overhead.   Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, the effects of which are recognized in the period in which the revisions are determined. Sales returns and allowances are recognized on an estimated basis as a charge against revenue in the period in which the related revenues are recognized.

Per Share Data

   Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997 and adopted by ABC in the second quarter of fiscal 1998. This new pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for each such period were not materially different than currently reported diluted earnings per share. Common share equivalents included in the computation of diluted earnings per share include net shares issuable pursuant to stock options of 76,800, 74,500, and 158,500 for fiscal 1998, 1997, and 1996, respectively, and shares issuable pursuant to business acquisition earn out agreements of 75,100, 5,500, and 0 for fiscal 1998, 1997 and 1996, respectively.

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

New Accounting Pronouncements

   In fiscal 1998, ABC adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report certain changes in equity during a period in a separate financial statement or financial statement section. ABC has chosen to disclose Comprehensive Income within the Consolidated Statement of Stockholders' Equity. Prior year financial statements have been expanded to conform to the SFAS No. 130 requirements.

   In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Management is currently evaluating the provisions of this statement to determine its impact upon current reporting. SFAS No. 131 must be adopted by ABC by the end of fiscal 1999.

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postemployment Benefits", which specifies amended disclosure requirements regarding such obligations. ABC must adopt these new disclosure requirements by the end of fiscal 1999.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

   In November 1997, the FASB's Emerging Issues Task Force reached a consensus that requires companies to write-off previously capitalized business process reengineering costs and expense future costs as incurred. ABC had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, in fiscal 1998, ABC recorded a non-cash charge of $1.8 million ($1.1 million after tax) to reflect the cumulative effect of this accounting change.

   In March 1998, Statement of Position No. 98-1 was issued which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. ABC must adopt this pronouncement by fiscal 2000, but earlier application is acceptable. Previously capitalized costs will not be adjusted. ABC believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

   In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs and expense future start-up costs as incurred. ABC had capitalized certain start-up costs in prior periods, including $1.5 million during fiscal 1998. As of July 31, 1998, start-up costs of $2.6 million remained unamortized on ABC's consolidated balance sheet. Such costs, and any other such new costs capitalized before ABC adopts this new pronouncement, will be written off as the cumulative effect of an accounting change in the period of adoption. Adoption of this standard is required by fiscal 2000.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard must be adopted by fiscal 2000, its impact on ABC's consolidated financial statements is not expected to be material as ABC has not historically used derivative or hedge instruments.

Reclassifications

   Certain reclassifications have been made to previously reported financial statements to conform to this year's presentation.

2.  BUSINESS ACQUISITIONS

   The aggregate purchase price paid for fiscal 1998 business acquisitions was $1.9 million, including 22,222 shares of ABC's common stock valued at $0.4 million. The aggregate purchase price for a fiscal 1997 business acquisition was $10.3 million, including 555,556 shares of ABC's common stock valued at $10.2 million. The aggregate purchase price for fiscal 1996 business acquisitions was $6.2 million, including 148,889 shares of ABC's common stock valued at $3.4 million. Goodwill recorded from the fiscal 1998, 1997, and 1996 acquisitions was $1.6 million, $9.3 million, $7.6 million, respectively. An additional 333,333 shares of ABC's stock are contingently issuable over the three years following the respective acquisition dates pursuant to certain acquisition agreements. The individual and aggregate effect of these acquisitions was not significant to ABC's operations.

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

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

3.  CONTRACT RECEIVABLES AND STATUS

     Contract receivables included in accounts receivable as of July 31, 1998 and 1997 were as follows (in thousands):

                                                              1998    1997
                                                             ------  ------
        Billed                                               $5,572  $3,950
        Retainage                                             1,180     666
        Costs and estimated earnings in excess of
           billings                                           2,680   1,316
                                                             ------  ------
                                                             $9,432  $5,932
                                                             ======  ======

     A substantial portion of the July 31, 1998 retainage receivable is expected to be collected in fiscal 1999.

     Information with respect to contracts in progress as of July 31, 1998 and 1997 was as follows (in thousands):

                                                     1998    1997
                                                   -------  -------
        Costs incurred on uncompleted contracts    $16,275  $16,980
        Estimated earnings                           8,087    2,831
                                                   -------  -------
                                                    24,362   19,811
        Less- billings to date                      22,774   18,495
                                                   -------  -------
                                                   $ 1,588  $ 1,316
                                                   =======  =======

     Such amounts are classified in the accompanying balance sheet as of July 31, 1998 and 1997 as follows (in thousands):

                                         1998     1997
                                       --------  -------
          Accounts receivable          $ 2,680    $1,316
          Accrued liabilities           (1,092)       --
                                       -------    ------
                                       $ 1,588    $1,316
                                       =======    ======

4.  ACCRUED LIABILITIES

     Current accrued liabilities at July 31, 1998 and 1997 consisted of the following (in thousands):

                                                                         1998         1997
                                                                       -------       ------
        Insurance                                                       $3,386       $3,150
        Compensation                                                     5,907        2,769
        Billings in excess of contract costs and estimated
         earnings                                                        1,092            -
        Income taxes payable (refundable)                                2,611          (58)
        Other                                                            6,560        5,412
                                                                       -------      -------
                                                                       $19,556      $11,273
                                                                       =======      =======

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

5.   LONG-TERM DEBT

     Long-term debt at July 31, 1998 and 1997, consisted of the following (in thousands):

                                                 1998        1997
                                                 ----        ----
        Revolving line of credit               $ 57,699    $32,580
        Term loans                                9,992     10,063
        9 1/8% Senior Subordinated Notes         50,000     50,000
        8 3/4% Senior Subordinated Notes         25,000          -
        Industrial revenue bonds and others       3,354      6,355
        Less current maturities                  (2,516)    (3,987)
                                               --------    -------
        Total long-term debt                   $143,529    $95,011
                                               ========    =======


     On November 30, 1995, ABC amended its credit agreement (the "Credit Agreement") with a group of lenders allowing for maximum direct borrowings and outstanding letters of credit of up to $82.8 million. This new facility included a $15 million non-amortizing term loan, a $50 million revolving credit line and a $17.8 million acquisition facility and terminates in March 2000. The Credit Agreement was amended and restated on November 15, 1996, in conjunction with the issuance of the 9 1/8% Senior Subordinated Notes described below.
Under the amended Credit Agreement, (i) the non-amortizing term loan and the acquisition facility were paid in full and canceled, (ii) the revolving credit line was increased to $90 million and (iii) the terms of certain financial covenants were modified.

     Interest on all amounts borrowed under the amended Credit Agreement is payable at the option of ABC at either the base rate (as defined) plus 0.5%, or LIBOR (as defined) plus 2.0%. As of July 31, 1998 and 1997, the weighted average interest rate on outstanding borrowings under the amended Credit Agreement was 7.9% and 8.0%, respectively. ABC has pledged as collateral for the amended Credit Agreement substantially all of its property, plant and equipment, eligible accounts receivable and inventories, intellectual property and capital stock of its subsidiaries. As of July 31, 1998, availability under the amended Credit Agreement, which is limited to certain advance rates on eligible accounts receivables and inventories, was $29.8 million.

     The amended Credit Agreement contains various negative covenants, which, among other provisions, include prohibiting or limiting the incurrence of additional indebtedness and additional liens or encumbrances. The amended Credit Agreement also contains certain financial covenants (all as defined) (i) requiring the maintenance of a minimum Interest Coverage Ratio; (ii) requiring the maintenance of a minimum Consolidated Net Worth; (iii) requiring the maintenance of a maximum Funded Debt to Capitalization Ratio, and; (iv) which limit the incurrence of Capital Expenditures. ABC was in compliance with all of the covenants under the amended Credit Agreement as of July 31, 1998, except for the limitation on capital expenditures for which a waiver was obtained.

     ABC entered into a seven-year term loan agreement on July 20, 1995 to finance up to $12.5 million of capital expenditures for the new rail mill center located in Chicago Heights, Illinois. Through July 31, 1998, $12.3 million has been drawn under this term loan. The term loan is secured by the related fixed assets, bears weighted interest at 7.4% as of July 31, 1998 and contains financial covenants which require ABC to maintain minimum levels of net worth and a minimum interest coverage ratio. ABC was in compliance with all of its covenants under the term loan as of July 31, 1998.

     On November 15, 1996, ABC filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to $100 million of Subordinated Debt Securities and/or shares of its Common Stock. On February 1, 1997, ABC completed an offering (the "Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "9 1/8% Notes"). ABC used the $47.9 million of net proceeds of the Offering to repay certain outstanding

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES indebtedness under its primary and other credit facilities. A $0.3 million extraordinary after-tax loss was recognized in the third quarter of fiscal year 1997 upon the early retirement of this indebtedness. Financing costs of $2.2 million were deferred in connection with the issuance of the 9 1/8% Notes. The Notes are general unsecured obligations of ABC and are subordinated in right of payment to all existing and future senior indebtedness of ABC and other liabilities of ABC's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of ABC at 102% of face value from January 15, 1999 to January 14, 2000, or at 100% of face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The Indenture under which the Notes were issued subjects ABC to various financial covenants which, among other things, require ABC to maintain (all as defined) (i) a minimum Consolidated Net Worth, (ii) a minimum Operating Coverage Ratio and (iii) a maximum Funded Debt to Consolidated Capitalization Ratio and limits ABC's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, ABC completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B ( the "8 3/4% Notes") due in 2004 with similar provisions as the 9 1/8% Notes. ABC used the $24.1 million of net proceeds of this offering to repay indebtedness under its revolving line of credit. Financing costs of $1.2 million were deferred in connection with the issuance of the 8 3/4% Notes. ABC was in compliance with all of its covenants under these obligations as of July 31, 1998.

     Maturities of debt as of July 31, 1998, are as follows (in thousands):

                     Year ending July 31,
                            1999             $  2,516
                            2000               60,626
                            2001                2,948
                            2002                2,978
                            2003                  757
                          Thereafter           76,220
                                             --------
                                             $146,045
                                             ========

     The carrying amount of ABC's debt, excluding the 9 1/8% Notes and the 8 3/4% Notes, approximates the market value of such debt because the interest rates on such debt are variable and are set periodically based on current rates during the year. The July 31, 1998 quoted market price of the 9 1/8% Notes and the 8 3/4% Notes aggregated to $74.6 million while their aggregate carrying value as of such date was $75.0 million. The July 31, 1997 quoted market price of the 9 1/8% Notes and their aggregate carrying value on such date was $50.0 million.

     Cash paid for interest was $11.6 million, $6.3 million and $4.9 million for the years ended July 31, 1998, 1997, and 1996, respectively. Interest capitalized in fiscal 1998 was $3.8 million. Prior years' capitalized interest was not material.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

6.  INCOME TAXES

     The provision for income taxes for the years ended July 31, 1998, 1997 and 1996, consisted of the following (in thousands):

                                                                    1998          1997          1996
                                                                   ------        ------        ------
          Current tax expense -
               Federal                                             $2,870        $2,030        $3,604
               State                                                  680           330           717
                                                                   ------        ------        ------
                                                                    3,550         2,360         4,321
          Deferred tax expense                                      1,140           591           405
                                                                   ------        ------        ------
               Provision for income taxes                          $4,690        $2,951        $4,726
                                                                   ======        ======        ======

     The principal items comprising the difference between taxes on income before income taxes, cumulative effect of accounting change and extraordinary item computed at the federal statutory rate and the actual provision for income taxes for the years presented were as follows (in thousands):

                                                                    1998          1997          1996
                                                                   ------        ------        ------
          Tax provision computed at the statutory rate             $4,108        $2,228        $4,513
          State taxes, net of federal benefit                         525           296           472
          Nondeductible amortization of goodwill                      229           176            --
          Other                                                      (172)          251          (259)
                                                                   ------        ------        ------
               Provision for income taxes                          $4,690        $2,951        $4,726
                                                                   ======        ======        ======

     Deferred tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The major temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                July 31, 1998                      July 31, 1997
                                                -------------                      -------------
                                           Assets          Liabilities         Assets          Liabilities
                                           ------          -----------         ------          -----------
     Property basis differences             $    -            $ (8,738)         $    -             $(7,454)
     Insurance reserves                      2,223                   -           1,803                   -
     Inventory basis differences               354                   -             617                   -
     Allowance for doubtful accounts           479                   -             464                   -
     Postretirement and postemployment
      reserves                                 757              (1,468)            728                (764)
     Other employee benefit reserves           123                   -             649                   -
     Margin recognition under contracts          -                   -               -                (959)
     AMT credit net operating loss
      carryforwards                            145                   -             404                   -
     Other - net                             1,402                   -               -                (406)
                                            ------            --------          ------             -------
                                            $5,483            $(10,206)         $4,665             $(9,583)
                                            ======            ========          ======             =======

     ABC did not record any valuation allowances against deferred tax assets at July 31, 1998 or 1997 because management believes that ABC will realize the tax benefits associated with those assets as future tax deductions.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)


     Net cash paid for income taxes was $1.1 million, $1.7 million and $2.8 million for the years ended July 31, 1998, 1997 and 1996, respectively.

7.  EMPLOYEE BENEFIT PLANS

     ABC maintains a defined benefit retirement and disability plan, which includes certain insurance coverage and death benefits, covering certain hourly employees. The plan provides benefits for certain employees that are based on the employee's years of service and also provides benefits for other employees that are based on the employee's years of service and compensation upon their retirement from ABC. ABC makes contributions to the plan at least equal to the minimum funding requirements under the Employee Retirement Income Security Act of 1974. The plan invests primarily in investment grade corporate bonds, government bonds, corporate stocks and cash.

     Net periodic pension cost for the years ended July 31, 1998, 1997 and 1996, included the following components (in thousands):

                                                                1998        1997        1996
                                                               -------     -------     ------
      Service cost on benefits earned during the period        $   729     $   704     $  707
      Interest cost on projected benefit obligation                908         845        723
      Return on plan assets                                     (2,648)     (1,841)      (737)
      Net amortization and deferral                              1,741       1,355        450
      Curtailment loss                                               -           -        511
                                                               -------     -------     ------
      Net periodic pension cost                                $   730     $ 1,063     $1,654
                                                               =======     =======     ======

     The curtailment loss resulted from the January 1996 decision to permanently displace certain employees of ABC's former brake shoe facility. See Note 12 for further information.

     The following table sets forth the funded status of the plan at July 31, 1998 and 1997 (in thousands):

                                                                             1998        1997
                                                                           ---------   --------
       Actuarial present value of benefit obligation -
            Vested benefits                                                $ 10,387    $  8,026
            Non-vested benefits                                               2,641       3,251
                                                                           --------    --------
       Accumulated benefit obligation                                        13,028      11,277
       Effect of projected future compensation levels                           220         114
                                                                           --------    --------
       Projected benefit obligation                                          13,248      11,391
       Plan assets at fair value                                            (15,984)    (11,341)
                                                                           --------    --------
       Projected benefit obligation compared to plan assets                  (2,736)         50
       Net unrecognized gain and prior service cost                            (896)     (1,763)
                                                                           --------    --------
            Net prepaid pension costs                                      $ (3,632)   $ (1,713)
                                                                           ========    ========

Key assumptions used in the calculations summarized above are as follows:

                                                                1998       1997        1996
                                                                ----       ----        ----
      Discount rate                                             7.25%      7.75%       7.75%
      Average increase in compensation level                    5.0        5.0         5.0
      Expected long-term rate of return on assets               9.0        8.5         8.0

     ABC also maintains a defined contribution plan for the benefit of salaried and certain hourly employees. ABC makes matching contributions in an amount equal to 50.0% of the participant contributions. A maximum of

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)


6.0% of a participant's yearly compensation is eligible for the matching contribution. ABC made contributions to the plan of $0.6 million, $0.5 million and $0.5 million for the years ended July 31, 1998, 1997 and 1996, respectively. In addition, ABC makes contributions to the plan equal to 1.0% of salaried and certain hourly employees' compensation. This additional contribution was $0.2 million for each of the years ended July 31, 1998, 1997 and 1996, respectively.

     ABC provides postretirement medical benefits for certain hourly employees covered by collective bargaining agreements. ABC is recognizing the transition obligation ratably over the 20-year period ending in 2014. ABC has established a Voluntary Employee Benefit Association trust to fund this obligation. Contributions of $0.9 million, $1.4 million and $0.4 million were made to the trust in fiscal 1998, 1997 and 1996, respectively.

     Net postretirement expense for the years ended July 31, 1998, 1997 and 1996, respectively, included the following components (in thousands):

                                                           1998    1997    1996
                                                          ------  ------  ------
     Service cost on benefits earned during the period    $ 182   $ 180   $ 192
     Interest cost on accumulated benefit obligation        435     431     368
     Return on plan assets                                 (335)   (242)    (52)
     Net amortization and deferral                          303     357     202
     Curtailment loss                                         -       -      79
                                                          -----   -----   -----
              Net periodic postretirement cost            $ 585   $ 726   $ 789
                                                          =====   =====   =====

     The curtailment loss resulted from the January 1996 decision to permanently displace certain employees of ABC's former brake shoe facility. See Note 12 for further information.

     The following table sets forth the status of the plan as of July 31, 1998 and 1997 (in thousands):

                                                            1998      1997
                                                          --------  --------
  Actuarial present value of benefit obligation -
    Retirees                                              $ 3,043   $ 2,444
    Fully eligible active plan participants                   333       337
    Other active participants                               2,819     3,010
                                                          -------   -------
  Projected benefit obligation                              6,195     5,791
  Plan assets at fair value                                (3,327)   (2,465)
                                                          -------   -------
  Projected benefit obligation compared to plan assets      2,868     3,326
  Net unrecognized gain                                        28        68
  Unrecognized transition obligation                       (3,195)   (3,408)
                                                          -------   -------
        Prepaid postretirement costs                      $  (299)  $   (14)
                                                          =======   =======

     The weighted average discount rate used in the calculations summarized above was 7.25% and 7.75% in 1998 and 1997, respectively.

     The assumed health care cost trend rate used in measuring the projected postretirement benefit obligation as of July 31, 1998, was 7.0% in 1998, 6.5% in 1999, 6.0% in 2000, 5.5% in 2001 and 5.0% in 2002. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of July 31, 1998, by approximately $0.2 million and increase the total of the service and interest cost components of net periodic postretirement benefit cost for fiscal 1998 by $30,000.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)


     ABC provides selected former hourly and salaried disabled employees continued medical benefits until age 65 or recovered from disability and certain other limited benefits for other selected former employees.

     Net periodic postemployment cost for the years ended July 31, 1998, 1997 and 1996, included the following components (in thousands):

                                                           1998   1997   1996
                                                           ----   ----   ----
          Estimated costs for newly disabled employees     $  80  $  80  $  80
          Interest cost on projected benefit obligation      124    170    162
          Net amortization and deferral                      324    287      -
                                                           -----  -----  -----
            Net periodic postemployment cost               $ 528  $ 537  $ 242
                                                           =====  =====  =====

     The following table sets forth the funded status of the plan at July 31, 1998 and 1997 (in thousands):

                                                                            1998     1997
                                                                           ------   ------
            Actuarial present value of benefits obligation -
                Terminated employees fully eligible for benefits           $1,516   $2,009
                                                                           ------   ------
            Accumulated benefit obligation                                  1,516    2,009
            Plan assets at fair value                                           -        -
                                                                           ------   ------
            Accumulated benefit obligation in excess of plan assets         1,516    2,009
            Net unrecognized loss                                            (259)    (616)
                                                                           ------   ------
                Accrued postemployment liabilities                         $1,257   $1,393
                                                                           ======   ======

     The discount rate used in the calculations summarized above was 7.25% in 1998 and 7.75% in 1997.

8.  STOCK OPTION PLANS

     ABC has stock option plans which provide for the granting of incentive or non-qualified options to certain directors, officers and employees to purchase shares of its common stock within prescribed periods, up to ten years, at prices equal to the fair market value on the date of grant. Such options vest over periods up to four years. A total of 957,000 shares are reserved for issuance under these stock option plans.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)


     Activity during 1998, 1997 and 1996 under ABC's stock option plans and with respect to certain options is summarized below (in thousands, except prices and years):

                                 Outstanding              Exercisable
                                 -----------              -----------
                                      Wtd. Avg.                Wtd. Avg.
                            Shares   Exer. Price      Shares  Exer. Price
                            ------   -----------      ------  -----------
          July 31, 1995        758         $13.80        246        $11.18
               Issued          145          21.19
               Exercised      (139)         11.54
               Canceled        (43)         18.90
                              ----

          July 31, 1996        721          15.42        310         13.05
               Issued          165          17.66
               Exercised      (128)         11.65
               Canceled       (126)         19.04
                              ----         ------

          July 31, 1997        632          16.04        387         13.98
               Issued           85          18.94
               Canceled        (26)         21.01
                              ----         ------

          July 31, 1998        691         $16.21        514         15.30
                              ====         ======

                                   Outstanding-July 31, 1998           Exercisable-July 31, 1998
                            ---------------------------------------    -------------------------
                                        Wtd. Avg.        Wtd. Avg.                    Wtd. Avg.
Range of Exercise Prices    Shares    Remaining Yrs.    Exer. Price    Shares        Exer. Price
------------------------    ------    --------------    -----------    ------        -----------
$10.00 - $18.50              391           6.2             $12.56        311            $11.61
$18.51 - $21.625             300           6.1             $20.96        203            $20.97


     As allowed under SFAS No. 123, ABC continues to account for its stock-based compensation plans in accordance with the prior accounting standard under which it recognized no compensation expense in fiscal 1998, 1997 or 1996. The following table reflects certain pro forma earnings information as if compensation cost had been determined on the fair value-based accounting method for options granted in fiscal 1998, 1997 and 1996, and certain information regarding options granted in such years and assumptions used in determining the fair value of such options, using the Black-Scholes options pricing model:

                                                            1998         1997        1996
                                                           -------     -------      -------
      Pro forma earnings (000's)                            $5,891      $3,018      $8,114
      Pro forma diluted earnings per share                  $ 0.65      $ 0.34      $ 0.99

      Weighted average fair value of options granted        $10.02      $ 8.51      $10.52
      Assumptions:
          Weighted average risk free interest rate             5.8%        6.3%        6.3%
          Volatility                                          32.8%       30.4%       27.3%
          Expected lives                                    6.1 years   7.2 years   6.9 years
          Dividend yield                                       0.0%        0.0%        0.0%

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

9.  OPERATING LEASES

     ABC leases its corporate office space, six operating facilities, automobiles and office equipment for periods ranging from one to five years. Rent expense under operating leases, including leases with terms of less than one year, was approximately $3.6 million, $2.5 million and $1.9 million for the years ended July 31, 1998, 1997 and 1996, respectively.

     At July 31, 1998, future minimum annual rental commitments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

                     Year ending July 31,
                            1999            $2,709
                            2000             2,335
                            2001             1,412
                            2002               929
                            2003               868
                            Thereafter       1,585
                                            ------
                                            $9,838
                                            ======

10.  COMMITMENTS AND CONTINGENCIES

     In connection with its 1987 formation and the purchase of certain assets and liabilities from the Railroad Products Group of Abex Corporation ("Abex"), now a subsidiary of Whitman Corporation, ABC obtained a comprehensive environmental indemnity from Abex. The indemnity covers environmental conditions, whether or not then known, in existence at the time of the purchase, without dollar or time limit. Shortly after the purchase, ABC performed surveys to assess the environmental conditions at the time of the purchase. As a result of these studies, ABC has undertaken environmental projects, including underground storage tank removal, corrective action and other remedial action as necessary. Some of these actions are ongoing and similar actions may be undertaken in the future. The costs of all such actions had been charged to income in the period incurred. When Abex refused to compensate ABC for costs incurred, ABC filed suit against Abex on November 18, 1991. In October 1995, a judgment in the 1991 lawsuit was finalized with ABC receiving a payment of $2.8 million from Abex. The fiscal 1996 financial statements reflect the $2.8 million receipt as non-operating income.

     In a separate lawsuit filed in October 1994, ABC also asserted that Abex was required to indemnify ABC for the reduction in value of one of the sold properties (a Pennsylvania manufacturing facility formerly owned by ABC) caused by the environmental contamination at that site. This lawsuit was dismissed in fiscal 1998.

     ABC's operations are subject to a variety of federal, state and local environmental laws and regulations. Management believes that its current operations are in material compliance with all applicable environmental laws and regulations.

     ABC obtains performance bonds, sometimes on behalf of its unconsolidated joint ventures, and is party to certain other guarantees. Such bonds and guarantees aggregated to $18.1 million as of July 31, 1998; however, ABC does not expect that any claims will be made against these financial instruments. Accordingly, the estimated market value of such instruments is not material.

     ABC is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on ABC's business, financial condition or results of operations.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

11.  UNCONSOLIDATED JOINT VENTURES

     ABC Rail-Cogifer Technologies is a 50-50 joint venture partnership of ABC and Cogifer S.A. ("Cogifer") created by a partnership agreement that expires in February 2022 unless terminated earlier by the executive committee of the partnership, by the sale of all or substantially all of the partnership's assets or by the termination of the related technology exchange agreement. The partnership's purpose is to market, design, engineer and supply European-style high-speed and light rail technology to the North American market. The marketing activities of ABC and the partnership are coordinated by ABC. Production is subcontracted to the most suitable joint venture partner.

     A technology exchange agreement provides ABC access to Cogifer's design concepts, expertise and information which can be applied by ABC to: the potentially large intercity "Amtrak-type" rail passenger market; the small but developing market for high-speed freight railroad switches; and the North American manufacturing of certain elements of European-style high-speed and light rail specialty trackwork. Cogifer has similar access to ABC's technology for use outside North America and other defined markets.

     ABC owns 50% of Anchor Brake Shoe, L.L.C. ("Anchor"). Anchor designs, manufactures, markets and sells railcar composite brake shoes. ABC's investment in Anchor was $5.8 million on July 31, 1998. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a change in control situation.

     In May 1996, ABC entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd. The joint venture manufactures wheels in China primarily for the Chinese railway markets. ABC's contribution of its 40% share in the joint venture consists of technical know-how, expertise and cash. ABC's cash infusion of $9.2 million has been contributed to the joint venture and additional amounts have been spent in organizing the venture and in contributing know-how and expertise. The cash funding was used to construct a manufacturing facility, which was operational in late fiscal 1998. The intangible component of ABC's contribution was valued at $1.8 million and such amount will be ratably recognized as additional equity earnings. ABC will earn royalties on certain sales from this venture.

     In March 1997, ABC entered into a 50-50 Mexican joint venture with Damy Cambios de Via, S.A. de C.V. ABC-Damy S. de R.L. de C.V. is an engineering and marketing joint venture that will subcontract production to the most suitable partner. ABC's investment in this joint venture as of July 31, 1998 was not material.

     ABC occasionally pays certain items on behalf of the joint ventures and is subsequently reimbursed for such payments. ABC also charges computer and engineering fees to some of the joint ventures. Also, some of the ventures purchase materials from ABC for use in production or for direct resale. Trade accounts receivable from these affiliates as of July 31, 1998, were $2.3 million and are included in accounts receivable in the accompanying consolidated balance sheet. Other amounts owed to or from these affiliates at that date and all amounts owed to or from these affiliates as of July 31, 1998, were not material.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

12.  SPECIAL CHARGE

     During the third quarter of fiscal 1996, ABC recorded a special charge of $3.2 million.

     The special charge consisted of the following (in thousands):

          Plant closure expenses                  $1,177
          Reengineering costs                      1,651
          Settlement fees                            327
                                                  ------
                                                  $3,155
                                                  ======

     On July 31, 1995, ABC entered into a joint venture, Anchor Brake Shoe L.L.C., for the purpose of selling railcar composite brake shoes, resulting in the closure of ABC's former brake shoe facility. The plant closure expenses represent the severance, pension and other related exit expenses for the permanent displacement of the plant's vested hourly employees.

     In conjunction with ABC's overall strategic goals and growth objectives, costs were incurred to reengineer a number of key business processes in the Track Products Division in the area of order fulfillment and in the Calera, Alabama wheel manufacturing plant to improve the overall foundry operation.

     During fiscal 1995, ABC sold metal brake shoes to the National Railroad of Mexico. Subsequent to this transaction, the Mexican government assessed additional excise and value added taxes. A final settlement was reached on this issue during the third quarter of fiscal 1996.

13.  SIGNIFICANT CUSTOMERS

     ABC's largest customers are North American Class I railroads, although ABC also sells its products to a variety of regional and short line railroads as well as rail transit systems and new freight car builders. Customers which accounted for over 10% of ABC's sales in fiscal years 1998, 1997 and 1996 were as follows:

                                                        1998     1997      1996
                                                        ----     ----      ----
          Burlington Northern Santa Fe Corporation      18%      23%       27%
          Union Pacific Corporation                     18%      21%       16%

     No other customer accounted for more than 10% of revenues in any of the three most recent fiscal years. ABC's five largest customers represented approximately 54%, 58% and 55% of ABC's sales for the fiscal years ended July 31, 1998, 1997 and 1996, respectively. A significant decrease in business from any of these customers, or the loss of any major customer, could have a material adverse effect on ABC. ABC has no indications that such decreases or losses are imminent.

14.  SUBSEQUENT EVENT

     On September 17, 1998, ABC announced the signing of a definitive merger of equals agreement with NACO, Inc. ("NACO") to create one of the largest suppliers of technologically advanced products for the railroad industry. NACO is the leading North American supplier of high performance freight car suspension systems, a leading supplier of other types of freight car trucks, locomotive truck frames, freight car couplers and related products, as well as high integrity steel castings used in flow control products. NACO operates four plants in three states and one plant in each of Mexico, Canada and Scotland. For its fiscal year ended March 29, 1998, NACO's sales were $303.3 million with income from operations of $17.3 million and net income of $5.5 million.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

     The definitive agreement provides that NACO will be merged with a merger subsidiary of ABC and that the combined parent will be named ABC-NACO Inc. NACO stockholders will receive newly issued Company shares, representing a 50 percent interest in the combined company on a fully diluted basis. This tax-free stock for stock transaction is expected to be accounted for as a pooling of interests. The merger is expected to produce substantial improvements in the combined company's operating results through productivity enhancements, cost savings and revenue growth opportunities. The Board and executive management of the combined company will consist of various directors and managers from both companies.

     Consummation of this transaction is subject to customary conditions, including regulatory approvals and approval of the merger by stockholders of each company. This transaction is anticipated to close in late 1998. As a result of this merger and other planned fiscal 1999 actions, ABC believes that it may not be in compliance with all of the financial and other covenants under the current Credit Agreement. ABC has commenced negotiations to establish new bank credit facilities. Management fully expects to have such revised financing in place prior to violating any existing loan covenants.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     ABC's business is somewhat seasonal as evidenced by net sales in ABC's fiscal 1998 and 1997 third and fourth quarters exceeding sales in the first two quarters of those years. Quarterly financial data for the years ended July 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                               For the Year Ended July 31, 1998/(a)/
                                               -------------------------------------
                                              First    Second          Third    Fourth
                                             Quarter   Quarter        Quarter   Quarter
                                             -------   -------        -------   -------
Net sales                                     $67,885  $70,370        $89,660   $91,123
Gross profit                                    6,792    7,326         10,976    12,237
Operating income                                3,170    2,975          6,044     6,401
Income before accounting change                   705    1,113          2,478     3,096
Net income                                        705        2/(b)/     2,478     3,096
Per Share Data:
   Basic:
      Net income before accounting change     $  0.08  $  0.12        $  0.28   $  0.34

   Diluted:
      Net income before accounting change     $  0.08  $  0.12        $  0.27   $  0.34

                                                  For the Year Ended July 31, 1997
                                             ------------------------------------------
                                              First    Second     Third         Fourth
                                             Quarter   Quarter   Quarter        Quarter
                                             -------   -------   -------        -------
Net sales                                    $55,911   $55,710   $73,817        $73,752
Gross profit                                   5,373     8,608     6,225          6,915
Operating income                               2,131     5,856     1,814          3,088
Income before extraordinary item                 479     2,608       263            251
Net income (loss)                                479     2,608       (47)/(c)/      251
Per Share Data:
   Basic:
      Net income before extraordinary item   $  0.06   $  0.30   $  0.03        $  0.03
   Diluted:
      Net income before extraordinary item   $  0.06   $  0.30   $  0.03        $  0.03

__________

(a) Certain conforming reclassifications have been made subsequent to previously reported quarterly results.

(b) Includes a cumulative effect of an accounting change for business process reengineering costs of $1.1 million ($0.12 per share).

(c) Includes an extraordinary loss of $0.3 million ($0.03 per share) from the early extinguishment of debt.

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information to be filed by amendment on or prior to November 27, 1998.

ITEM 11--EXECUTIVE COMPENSATION

     Information to be filed by amendment on or prior to November 27, 1998.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information to be filed by amendment on or prior to November 27, 1998.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information to be filed by amendment on or prior to November 27, 1998.

                                    PART IV
ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements and the report thereon of Arthur
          Andersen LLP are included in item 8 of this report:

               Report of Independent Public Accountants

               Consolidated Statements of Operations for the Years Ended July 31, 1998, 1997 and 1996

               Consolidated Balance Sheets as of July 31, 1998 and 1997

               Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the Years Ended July 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules:

          All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

     3.   Exhibits

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
   2.1         Agreement and Plan of Merger by and among ABC, ABCR Acquisition
               Sub, Inc. and NACO, Inc Dated September 18, 1998 (Incorporated by
               reference to ABCs Current Report on Form 8-K filed with the
               Securities and Exchange Commission on September 18, 1998.) (SEC
               File No. 0-22906)

   3.1         Restated Certificate of Incorporation of the Company
               (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

   3.2 Bylaws of the Company (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No.
               0-22906).

   3.3         Certificate of Designation, Preferences and Rights of Series A
               Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended October 31, 1996) (SEC
               File No. 0-22906).

   3.4 Certificate of Correction of Certificate of Designation of the Company (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1996) (SEC File No. 0-22906).

   4.1 Form of certificate representing shares of Common Stock of the Company (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

   4.2         Rights Agreement, dated as of September 29, 1995 between the
               Company and LaSalle National Trust, N.A., as Rights Agent (the
               "Rights Agreement"), which includes the Form of Certificate of Designation, Preferences and Rights, the form of Rights
               Certificate and the Summary of Stockholder Rights Plan
               (Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated October 2,
               1995) (SEC File No. 0-22906).

   4.3         Amendment No. 1 to the Rights Agreement Dated November 15, 1996
               (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1996) (SEC File No. 0-22906).

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
   4.4         Amendment No. 2 to the Rights Agreement Dated September 17, 1998
               (Incorporated by reference to Exhibit 4.1 filed with the
               Registrant's Form 8-A/A on September 24, 1998 (Sec File No. 0-
               22906).

   4.5         Indenture, dated January 15, 1997, from ABC to First Trust of
               Illinois, National Association, as Trustee (incorporated by reference to Exhibit 4.5 in the Registrant's Registration
               Statement on Form S-3 filed with the Securities and Exchange
               Commission on November 15, 1996) (SEC File No. 333-16241)

   4.6         First Supplemental Indenture to the Indenture dated January 15,
               1997 between ABC and First Trust National Association, as Trustee
               (incorporated by reference to Exhibit 4.1 the Registrant's
               Current Report on Form 8-K filed with the Securities and Exchange
               Commission on January 17, 1997) (SEC File No. 0-22906)

   4.7         Second Supplemental Indenture to the Indenture dated as of
               January 15, 1997 between ABC and First Trust National
               Association, as Trustee (Incorporated by reference to the
               Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 1997) (SEC File No. 0-
               22906)

  10.1 Registration Rights Agreement, dated as of August 28, 1991, among the Company, KARC and the Management Investors named therein
               (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
  10.2         Second Amended and Restated Loan and Security Agreement (the
               "Security Agreement"), dated as of January 31, 1997, among the
               Company, ABC Deco Inc. and American Systems Technologies, Inc.,
               as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of Chicago,
               as agent, and Amendment No. 1 thereto dated as of August 8, 1997
               ("Amendment 1"), Amendment No. 2 thereto dated as of October 31,
               1997 ("Amendment 2") Amendment No. 3 thereto dated as of December
               8, 1997 ("Amendment 3"), Amendment No. 4 thereto dated December
               22, 1997 ("Amendment 4") and Amendment No. 5 thereto dated April
               24, 1998 ("Amendment 5") (Security Agreement and Amendment 1
               incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC File No. 0-22906); Amendment 2
               incorporated by reference to Exhibit 10.1 filed with the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1997 (SEC File No. 0-22906); Amendment 3 incorporated by reference to Exhibit 10.1 filed with the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 31,
               1998 (SEC File No. 0-22906); Amendment 4 incorporated by
               reference to Exhibit 10.1 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended April 30, 1998 (SEC
               File No. 0-22906); and Amendment 5 incorporated by reference to
               Exhibit 10.3 filed with the Registrant's Quarterly Report on Form
               10-Q for the quarter ended April 30, 1998 (SEC File No. 0-22906).

  10.3 Stock Option Plan dated July 1, 1993 (Incorporated by reference to the same numbered exhibit filed with the Registrant's
               Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File
               No. 33-70242).

  10.4         Lease, entered into March 10, 1993, between the Company and
               Milton M. Siegel Company (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

  10.5 ABC Rail Corporation Master Savings Trust (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993)
               (SEC File No. 33-70242).

  10.6 ABC Rail Corporation Savings and Investment Plan, as amended and restated effective as of May 1, 1988 (Incorporated by reference to the same numbered exhibit filed with the Registrant's
               Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File
               No. 33-70242).

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
  10.7         Partnership Agreement, dated as of February 1, 1992, by and between ABC Rail French Holdings, Inc. and Cogifer Americas, Inc.
               (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1
               originally filed with the Securities and Exchange Commission on
               October 12, 1993) (SEC File No. 33-70242).

  10.8 Commercial Representation Agreement, dated February 21, 1992, between the Company and Cogifer Industries of Croissy-sur-Sein, France and certain of its affiliates, terminated by the Company on September 4, 1998 (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

  10.9 Agreement, dated February 21, 1992, by and between the Company and Cogifer Industries (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

  10.10        Lease, dated March 1, 1994, by and between the City of Newton,
               Kansas and the Company (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

  10.11 1994 Director Stock Option Plan (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File
               No. 0-22906).

  10.12 Amendment No. 1 to 1994 Director Stock Option Plan (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
               July 31, 1996) (SEC File No. 0-22906).

  10.13        Form of option agreement evidencing options granted to Donald W.
               Grinter (72,000 shares), D. Chishold MacDonald (40,000 shares),
               David G. Kleeschulte (40,000 shares) and Eugene Ziemba (60,000 shares) pursuant to the Stock Option Plan listed as Exhibit 10.3 above (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No. 0-22906).

  10.14 Asset Purchase Agreement dated April 3, 1995, between the Company and General Electric Railcar Wheel and Parts Service Corporation
               (Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated May 15,
               1995) (SEC File No. 0-22906).

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

  EXHIBIT
    NO.                                     DESCRIPTION
  -------                                   -----------
  10.15        1994 Stock Option Plan (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and
               Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

  10.16        Agreement and General Release dated as of October 2, 1996 between
               Ben R. Yorks and the Company (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996) (SEC File
               No. 0-22906).

  21.1 Subsidiaries of the Company (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

  23.1         Consent of Independent Public Accountants of ABC

  24.1         Powers of Attorney

  27.1         Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated October 9, 1998                   ABC RAIL PRODUCTS CORPORATION
                                        (Registrant)

                                        /s/ Donald W. Grinter
                                        ----------------------
                                        Donald W. Grinter
                                        Chairman of the Board and
                                        Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 7, 1998:

/s/ Robert W. Willmschen, Jr.           /s/ J. P. Singsank
-------------------------------         ----------------------------
Robert W. Willmschen, Jr.               J. P. Singsank
Executive Vice President,               Corporate Controller and
Chief Financial Officer and Secretary   Assistant Secretary
(Duly authorized Officer)               (Chief Accounting Officer)

/s/ Donald W. Grinter                             *
-------------------------------         ----------------------------
Donald W. Grinter                       Donald R. Gant
Chief Executive Officer and Director    Director
(Principal Executive Officer)

               *                                  *
-------------------------------         ----------------------------
Clarence E. Johnson                     James E. Martin
Director                                Director

               *                                  *
--------------------------------        ----------------------------
George W. Peck IV                       Jean-Pierre M. Ergas
Director                                Director

               *
--------------------------------
Norman Doerr
Director

          * The undersigned by signing their names hereunto have hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on October 7, 1998, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:  /s/ Robert W. Willmschen, Jr.           /s/ J. P. Singsank
     -------------------------------         ---------------------------
     Robert W. Willmschen, Jr.               J. P. Singsank
     Executive Vice President,               Corporate Controller and
     Chief Financial Officer and Secretary   Assistant Secretary
     (Duly authorized Officer)               (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                                                                  LOCATION IN
  NO.                              DESCRIPTION                                                             DOCUMENT
-------                            -----------                                                             --------
2.1            Agreement and Plan of Merger by and among ABC, ABCR Acquisition Sub, Inc.                 Incorporated
               and NACO, Inc Dated September 18, 1998 (Incorporated by reference to ABCs                 by reference
               Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1998.)  (SEC File No. 0-22906)

3.1            Restated Certificate of Incorporation of the Company (Incorporated by reference           Incorporated
               to the same numbered exhibit filed with the Registrant's Registration Statement on        by reference
               Form S-1 originally filed with the Securities and Exchange Commission on
               April 13, 1994) (SEC File No. 33-77652).

3.2            Bylaws of the Company (Incorporated by reference to the same numbered exhibit             Incorporated
               filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended          by reference
               July 31, 1994) (SEC File No. 0-22906).

3.3            Certificate of Designation, Preferences and Rights of Series A Junior                     Incorporated
               Participating Preferred Stock of the Company (Incorporated by reference to                by reference
               Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File No. 0-22906).

3.4            Certificate of Correction of Certificate of Designation of the Company                    Incorporated
               (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Quarterly           by reference
               Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File
               No. 0-22906).

4.1            Form of certificate representing shares of Common Stock of the Company                    Incorporated
               (Incorporated by reference to the same numbered exhibit filed with the                    by reference
               Registrant's Registration Statement on Form S-1 originally filed with the
               Securities and Exchange Commission on October 12, 1993) (SEC File
               No. 33-70242).

4.2            Rights Agreement, dated as of September 29, 1995 between the Company and                  Incorporated
               LaSalle National Trust, N.A., as Rights Agent (the "Rights Agreement"), which             by reference
               includes the Form of Certificate of Designation, Preferences and Rights, the form of Rights Certificate and the Summary of Stockholder Rights Plan (Incorporated
               by reference to the same numbered exhibit filed with the Registrant's Current
               Report on Form 8-K dated October 2, 1995) (SEC File No. 0-22906).

4.3            Amendment No. 1 to the Rights Agreement Dated November 15, 1996                           Incorporated
               (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly           by reference
               Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File
               No. 0-22906).

4.4            Amendment No. 2 to the Rights Agreement Dated September 17, 1998                          Incorporated
               (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A/A          by reference
               on September 24, 1998 (Sec File No. 0-22906).

EXHIBIT                                                                                                  LOCATION IN
  NO.                              DESCRIPTION                                                             DOCUMENT
-------                            -----------                                                             --------
4.5            Indenture, dated January 15, 1997, from ABC to First Trust of Illinois, National          Incorporated
               Association, as Trustee (incorporated by reference to Exhibit 4.5 in the                  by reference
               Registrant's Registration Statement on Form S-3 filed with the Securities and
               Exchange Commission on November 15, 1996) (SEC File No. 333-16241)

4.6            First Supplemental Indenture to the Indenture dated January 15, 1997 between              Incorporated
               ABC and First Trust National Association, as Trustee (incorporated by reference           by reference
               to Exhibit 4.1 the Registrant's Current Report on Form 8-K filed with the
               Securities and Exchange Commission on January 17, 1997) (SEC File No.
               0-22906)

4.7            Second Supplemental Indenture to the Indenture dated as of January 15, 1997               Incorporated
               between ABC and First Trust National Association, as Trustee (Incorporated by             by reference
               reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 1997) (SEC File No. 0-22906)

10.1           Registration Rights Agreement, dated as of August 28, 1991, among the                     Incorporated
               Company, KARC and the Management Investors named therein (Incorporated by                 by reference
               reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange
               Commission on October 12, 1993) (SEC File No. 33-70242).

10.2           Second Amended and Restated Loan and Security Agreement (the "Security                    Incorporated
               Agreement"), dated as of January 31, 1997, among the Company, ABC Deco Inc.               by reference
               and American Systems Technologies, Inc., as borrowers, the financial institutions named therein, as lenders, and American National Bank and Trust Company of
               Chicago, as agent, and Amendment No. 1 thereto dated as of August 8, 1997
               ("Amendment 1"), Amendment No. 2 thereto dated as of October 31, 1997
               ("Amendment 2") Amendment No. 3 thereto dated as of December 8, 1997
               ("Amendment 3"), Amendment No. 4 thereto dated December 22, 1997
               ("Amendment 4") and Amendment No. 5 thereto dated April 24, 1998
               ("Amendment 5") (Security Agreement and Amendment 1 incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC File No. 0-22906);
               Amendment 2 incorporated by reference to Exhibit 10.1 filed with the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 (SEC File
               No. 0-22906); Amendment 3 incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               January 31, 1998 (SEC File No. 0-22906); Amendment 4 incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended April 30, 1998 (SEC File No. 0-22906); and
               Amendment 5 incorporated by reference to Exhibit 10.3 filed with the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (SEC File
               No. 0-22906).

10.3           Stock Option Plan dated July 1, 1993 (Incorporated by reference to the same               Incorporated
               numbered exhibit filed with the Registrant's Registration Statement on Form S-1           by reference
               originally filed with the Securities and Exchange Commission on
               October 12, 1993) (SEC File No. 33-70242).

EXHIBIT                                                                                                  LOCATION IN
  NO.                              DESCRIPTION                                                             DOCUMENT
-------                            -----------                                                             --------
10.4           Lease, entered into March 10, 1993, between the Company and Milton M. Siegel              Incorporated
               Company (Incorporated by reference to the same numbered exhibit filed with the            by reference
               Registrant's Registration Statement on Form S-1 originally filed with the
               Securities and Exchange Commission on October 12, 1993) (SEC File No.
               33-70242).

10.5           ABC Rail Corporation Master Savings Trust (Incorporated by reference to the               Incorporated
               same numbered exhibit filed with the Registrant's Registration Statement on               by reference
               Form S-1 originally filed with the Securities and Exchange Commission on
               October 12, 1993) (SEC File No. 33-70242).

10.6           ABC Rail Corporation Savings and Investment Plan, as amended and restated                 Incorporated
               effective as of May 1, 1988 (Incorporated by reference to the same numbered               by reference
               exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC
               File No. 33-70242).

10.7           Partnership Agreement, dated as of February 1, 1992, by and between ABC Rail              Incorporated
               French Holdings, Inc. and Cogifer Americas, Inc. (Incorporated by reference to            by reference
               the same numbered exhibit filed with the Registrant's Registration Statement on
               Form S-1 originally filed with the Securities and Exchange Commission on
               October 12, 1993) (SEC File No. 33-70242).

10.8           Commercial Representation Agreement, dated February 21, 1992, between the                 Incorporated
               Company and Cogifer Industries of Croissy-sur-Sein, France and certain of its             by reference
               affiliates (terminated by the Company on September 4, 1998) (Incorporated by
               reference to the same numbered exhibit filed with the Registrant's Registration
               Statement on Form S-1 originally filed with the Securities and Exchange
               Commission on October 12, 1993) (SEC File No. 33-70242).

10.9           Agreement, dated February 21, 1992, by and between the Company and Cogifer                Incorporated
               Industries (Incorporated by reference to the same numbered exhibit filed with the         by reference
               Registrant's Registration Statement on Form S-1 originally filed with the
               Securities and Exchange Commission on October 12, 1993) (SEC File
               No. 33-70242).

10.10          Lease, dated March 1, 1994, by and between the City of Newton, Kansas and the             Incorporated
               Company  (Incorporated by reference to the same numbered exhibit filed with the           by reference
               Registrant's Registration Statement on Form S-1 originally filed with the
               Securities and Exchange Commission on April 13, 1994) (SEC File
               No. 33-77652).

10.11          1994 Director Stock Option Plan (Incorporated by reference to the same                    Incorporated
               numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the           by reference
               fiscal year ended July 31, 1994) (SEC File No. 0-22906).

EXHIBIT                                                                                                  LOCATION IN
  NO.                              DESCRIPTION                                                             DOCUMENT
-------                            -----------                                                             --------
10.12          Amendment No. 1 to 1994 Director Stock Option Plan (Incorporated by reference             Incorporated
               to the same numbered exhibit filed with the Registrant's Annual Report on                 by reference
               Form 10-K for the fiscal year ended July 31, 1996) (SEC File No. 0-22906).

10.13          Form of option agreement evidencing options granted to Donald W. Grinter                  Incorporated
               (72,000 shares), D. Chishold MacDonald (40,000 shares), David G. Kleeschulte              by reference
               (40,000 shares) and Eugene Ziemba (60,000 shares) pursuant to the Stock Option
               Plan listed as Exhibit 10.3 above (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No. 0-22906).

10.14          Asset Purchase Agreement dated April 3, 1995, between the Company and                     Incorporated
               General Electric Railcar Wheel and Parts Service Corporation  (Incorporated by            by reference
               reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K dated May 15, 1995) (SEC File No. 0-22906).

10.15          1994 Stock Option Plan (Incorporated by reference to the same numbered exhibit            Incorporated
               filed with the Registrant's Registration Statement on Form S-1 originally filed           by reference
               with the Securities and Exchange Commission on April 13, 1994) (SEC File
               No. 33-77652).

10.16          Agreement and General Release dated as of October 2, 1996 between Ben R.                  Incorporated
               Yorks and the Company (Incorporated by reference to the same numbered exhibit             by reference
               filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
               July 31, 1996) (SEC File No. 0-22906).

21.1           Subsidiaries of the Company (Incorporated by reference to the same numbered               Incorporated
               exhibit filed with the Registrant's Registration Statement on Form S-1 originally         by reference
               filed with the Securities and Exchange Commission on April 13, 1994) (SEC File
               No. 33-77652).

23.1           Consent of Independent Public Accountants of ABC                                            Filed
                                                                                                         herewith

24.1           Powers of Attorney                                                                          Filed
                                                                                                         herewith

27.1           Financial Data Schedule                                                                    Filed
                                                                                                         herewith