Form 10-K/A
period 1998-07-31
ABC RAIL PRODUCTS CORP
filed 1998-11-25
CIK 913364

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1998
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

                      Commission file number 0-22906
                                             -------

                         ABC RAIL PRODUCTS CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                     36-3498749
(State or other jurisdiction of incorporation)               (I.R.S. Employer
                                                          Identification Number)

200 South Michigan Avenue
Suite 1300
Chicago, Illinois                                                  60604
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

     This Form 10-K/A is being filed for the purpose of including the information required by Part III of the Form 10-K for the fiscal year ended July 31, 1998 (the "Original Form 10-K"), of ABC Rail Products Corporation ("ABC"). All capitalized terms used in this Form 10-K/A and not defined herein are used herein as defined in the Original Form 10-K.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The name, duration of service as a director, age and current principal position(s) with ABC of each director of ABC is as follows:

                        Director
         Name            Since    Age              Principal Position(s)
         ----           --------  ---              ---------------------
Donald W. Grinter.....     1991    62     Chairman of the Board, Chief Executive
                                            Officer and Director
Norman M. Doerr.......     1997    64     Director
Jean-Pierre M. Ergas..     1995    59     Director
Donald R. Gant........     1994    70     Director
Clarence E. Johnson...     1994    72     Director
James E. Martin.......     1995    71     Director
George W. Peck IV.....     1991    66     Director

     Donald W. Grinter. Mr. Grinter has served as a director of ABC since 1991. Mr. Grinter has also served as ABC's Chairman of the Board and Chief Executive Officer since December 1993. From August 1991 until December 1993, Mr. Grinter served as ABC's President and Chief Executive Officer and from August 1989 until August 1991, he served as ABC's President and Chief Operating Officer. Prior to joining ABC, from June 1987 until August 1989, Mr. Grinter was President of the Supermarket Group of Hussmann Corporation, a subsidiary of IC Industries (now Whitman Corporation), the parent company of Abex Corporation ("Abex"), from which ABC purchased substantially all of its assets in 1989. Mr. Grinter served as an Executive Vice President of Abex from June 1984 until June 1987.

     Norman M. Doerr. Mr. Doerr has served as a director of ABC since January 1997. He held various positions at Burlington Northern Santa Fe Corporation during his 42 year career there, most recently serving as Vice President - Purchasing and Material Management from 1990 to 1995. He also serves on the Advisory Board for the Locomotive Management Officers Association and is a member of the National Association of Purchasing Management ("NAPM") and the Boy Scouts of America. He is the former director of the Center for Advanced Purchasing Studies, which is affiliated with Arizona State University, and the former Chairman of NAPM.

     Jean-Pierre M. Ergas. Mr. Ergas has served as a director of ABC since July 1995. Since January 1996, he has been the Executive Vice President of Alcan Aluminum Limited ("Alcan"), an international manufacturer of aluminum. From June 1995 to January 1996, Mr. Ergas served as Senior Advisor to the Chief Executive Officer of Alcan. During 1994, he served as a trustee in residence of DePaul University. From 1991 to 1993, he served as Chairman and Chief Executive Officer of American National Can Company ("ANC"), a manufacturer of consumer goods packaging. From 1989 to 1991, Mr. Ergas served as Chief Executive Officer of ANC. Mr. Ergas also serves as a director of Brockway Standard Inc. and Dover Corporation.

     Donald R. Gant. Mr. Gant has served as a director of ABC since 1994. Since December 1990, he has been a limited partner of The Goldman Sachs Group, L.P., of which Goldman, Sachs & Co., an investment banking firm, is its principal affiliate. From 1962 to December 1990, he was a general partner of Goldman, Sachs & Co. Mr. Gant is a director of Diebold Incorporated and The Stride Rite Corporation.

     Clarence E. Johnson. Mr. Johnson has served as a director of ABC since 1994. Mr. Johnson previously served as President and Chief Executive Officer and as a director of Borg-Warner Corporation, a manufacturing/service conglomerate, from 1983 to 1987. From December 1987 to February 1990, he served as Senior Vice President and Consultant of Kidder, Peabody & Co. Incorporated, an investment banking firm.

     James E. Martin. Mr. Martin has served as a director of ABC since July 1995. From May 1995 until December, 1995, he served as the Senior Vice President, Operations of Chicago and North Western Railway Company. From April 1994 to May 1995, he served as Executive Vice President, Operations of Chicago and North Western Transportation Company. From 1989 to March 1994, Mr. Martin was the President of The Belt Railway Company of Chicago. He is a member of the National Freight Traffic Association.

     George W. Peck IV. Mr. Peck has served as a director of ABC since August 1991. Mr. Peck served as a principal of Kohlberg & Co., L.L.C., a New York merchant banking firm ("Kohlberg"), from 1987 to 1997 and as a special limited principal with Kohlberg from 1997 to present. From 1963 to 1987, he was a Director and Vice President of Canny, Bowen Inc., an executive recruiting firm. Mr. Peck serves as a director of Northwestern Steel and Wire Company, ABT Building Products Corporation and The Lion Brewery, Inc.

Committees and Meetings

     ABC has standing Audit and Compensation Committees. ABC also has a Committee (the "Director Plan Committee") for the 1994 Director Stock Option Plan (the "Director Plan"). ABC does not have a nomination committee.

     Audit Committee. During Fiscal 1998, the Audit Committee was comprised of Messrs. Doerr, Ergas and Gant until November 21, 1997 and Messrs. Ergas, Gant and Martin thereafter. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of ABC, discuss and review the scope and the fees of the prospective annual audit, review the results thereof with ABC's independent public accountants, review compliance with existing major accounting and financial policies of ABC, review the adequacy of the financial organization of ABC, review management's procedures and policies relative to the adequacy of ABC's internal accounting controls and compliance with federal and state laws relating to accounting practices, and review and approve (with the concurrence of a majority of the independent directors of ABC) transactions, if any, with affiliated parties.

     Compensation Committee. The Compensation Committee is currently comprised of Messrs. Doerr, Johnson and Peck. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all officers, administer ABC's existing stock option plans (other than the Director Plan), and carry out the responsibilities required by the rules of the Securities and Exchange Commission (the "Commission").

     Director Plan Committee. The Director Plan Committee is currently comprised of the Board of Directors. The Director Plan Committee administers the Director Plan.

     During Fiscal 1998, nine meetings of the Board of Directors were held, three meetings of the Audit Committee were held, and three meetings of the Compensation Committee were held. All incumbent directors attended at least 75%, in the aggregate, of the Board of Directors meetings and the committee meetings of which they were members held during Fiscal 1998.

EXECUTIVE OFFICERS

     The executive officers of ABC are as follows:

Name                         Age                        Position
----                         ---                        --------
Donald W. Grinter             62        Chairman of the Board and Chief Executive Officer

D. Chrisholm MacDonald        56        Executive Vice President--Administration and
                                        Business Development

David G. Kleeschulte          55        President of International Operations

Name                         Age                        Position
----                         ---                        --------
Robert W. Willmschen, Jr.     51        Executive Vice President and Chief Financial Officer

Rick Turner                   45        Vice President, General Manager

Steven M. Yoder               41        President, General Manager, ABC Rail Systems, Inc.

     Donald W. Grinter. Mr. Grinter has served as ABC's Chairman of the Board and Chief Executive Officer since December 1993. From August 1991 until December 1993, Mr. Grinter served as ABC's President and Chief Executive Officer and from August 1989 until August 1991, he served as ABC's President and Chief Operating Officer. He has been a director since August 1991. Prior to joining ABC from June 1987 until August 1989, Mr. Grinter was President of the Supermarket Group of Hussman Corporation, a subsidiary of Whitman Corporation, Mr. Grinter served as an Executive Vice President of Abex from June 1984 until June 1987.

     Robert W. Willmschen, Jr. Mr. Willmschen has served as ABC's Executive Vice President and Chief Financial Officer since January, 1998. From 1990 to 1997, Mr. Willmschen served as Senior Vice President, Chief Financial Officer and Secretary of Safety-Kleen Corporation, a waste-management services company.

     D. Chisholm MacDonald. Mr. MacDonald has served as ABC's Executive Vice President--Administration and Business Development since September 1997. Prior thereto, Mr. MacDonalds served as ABC's Chief Financial Officer from 1987 to 1997 and as Secretary and a Director from 1991 to 1997. Mr. McDonald served as Vice President and Corporate Controller of ASEA Inc., a heavy industrial manufacturing company, from 1982 until 1987.

     David G. Kleeschulte. Mr. Kleeschulte has served as ABC's President of International Operations since April of 1998. Prior thereto, Mr. Kleeschulte served as ABC's Vice President since March 1994. From February 1992 to March 1994, Mr. Kleeschulte served as ABC's Vice President--Mechanical Operations. Prior thereto, he was plant manager of ABC's Calera, Alabama plant. Prior to ABC's formation, Mr. Kleeschulte served as the Vice President of Engineering for Mechanical Products of Abex.

     Rick Turner. Mr. Turner has served as ABC's Vice President and General Manager since January 1997. From January 1995 to December 1997, Mr. Turner served as ABC's Vice President of Marketing and Sales, Mechanical Division. Mr. Turner served as Vice President, Sales and Marketing for Abar Ipsen Industries, a manufacturer of heating equipment from 1991 to 1995.

     Steven M. Yoder. Mr. Yoder has served as the President and General Manager of ABC Rail Systems, Inc. (formerly known as American Systems Technologies, Inc.), since its inception in 1987.

     ABC's former Vice President and General Manager, Raymond M. Scanlon, terminated his employment with ABC as of October 6, 1998. On November 13, 1998, ABC appointed Joseph T. Sabatino as Division President-Track Products.

     Executive officers serve at the pleasure of the Board of Directors.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires ABC's executive officers and directors and owners of 10% or more of the Common Stock to file with the SEC initial reports of ownership and reports of changes of ownership of the Common Stock. Such persons are required to furnish ABC with copies of all such reports. Based upon a review of these filings and written representations from such persons that no other reports were required, ABC notes that, except for Mr. George W. Peck, IV, a director of ABC, who filed a late Form 4, all required filings related to Fiscal 1998 were timely made.

ITEM 11--EXECUTIVE COMPENSATION


Summary Compensation Table


     The following table provides information relating to compensation for Fiscal 1998, Fiscal 1997 and Fiscal 1996 for ABC's chief executive officer, the four most highly compensated executive officers of ABC other than ABC's Chief Executive Officer and ABC's Executive Vice President and Chief Financial Officer, who commenced employment with ABC on January 1 of 1998 (collectively, the "Named Executive Officers") (determined by reference to Fiscal 1998). The amounts shown include compensation for services in all capacities provided to ABC.

                                                                                     Long-term
                                                 Annual compensation               compensation
                                        --------------------------------------     ------------
                                                                                      Awards
                                                                                   ------------
                                                                                   Securities
                                                                  Other annual     underlying          All other
                                        Salary       Bonus        compensation     options/SARs      compensation
Name and Principal Position       Year    $            $               $               (#)              ($)(1)
---------------------------       ----  -------     -------       ------------     ------------      ------------
Donald W. Grinter                 1998  301,664     197,820                  0                0           8,592
(Chairman of the Board and        1997  274,992           0                  0                0           9,092
Chief Executive Officer)          1996  256,192           0                  0                0           8,712

D. Chisholm MacDonald             1998  195,000     125,600                  0                0           5,013
(Executive Vice President -       1997  185,000           0                  0                0           4,500
Administration and Business       1996  172,898           0                  0                0           4,557
Development

David G. Kleeschulte              1998  145,000     150,480(4)               0                0           3,762
(President -  China Investment    1997  134,167     100,000(5)               0                0           3,684
Corporation)                      1996  122,761           0                  0                0           2,921

Rick M. Turner                    1998  130,833      94,200             62,195(2)             0           3,195
(Vice President and General       1997  103,769           0             35,113(2)        12,000           3,138
Manager)                          1996        0           0                  0                0               0

Raymond Scanlon                   1998  163,334     113,040                  0                0           4,900
(Former Vice President and        1997   53,333           0                  0           30,000           1,600
General Manager)                  1996        0           0                  0                0               0

Robert W. Willmschen,             1998  116,667(3)  120,000                  0           30,000           3,500
(Executive Vice President and     1997        0           0                  0                0               0
Chief Financial Officer)          1996        0           0                  0                0               0

------------------
(1) With the exception of amounts shown for Mr. Grinter, amounts represent employer matching contributions under ABC's Savings and Investment 401(k) Plan (the "401(k) Plan"). Amounts shown for Mr. Grinter for Fiscal 1998, Fiscal 1997 and Fiscal 1996 include $4,092 for premiums paid on a life insurance policy on Mr. Grinter's life, of which Mr. Grinter's spouse is the beneficiary, and employer matching contributions of $4,500, $5,000 and $4,620, respectively, under the 401(k) Plan.
(2)  Consists of relocation expenses.
(3)  Represents Mr. Willmschen's salary from January through July of 1998.
(4) Represents a bonus of $50,000 relating to China Investment Corporation and $100,480 relating to ABC.
(5)  Represents a bonus relating to the China Investment Corporation.

Options Granted and Value of Options

     The following tables disclose, for each of the Named Executive Officers, information regarding stock options granted during Fiscal 1998 and the value of all stock options held by the Named Executive Officers at the end of Fiscal 1998. Mr. Willmschen was the only Named Executive Officer who was granted options in Fiscal 1998. No Named Executive Officer exercised any stock options in Fiscal 1998. There were no stock appreciation rights granted or exercised during Fiscal 1998.

                     Option/SAR Grants in Last Fiscal Year

                                                                                          Potential realizable
                           Number of                                                     value at assumed annual
                           securities         % of total                                  rates of stock price
                           underlying          options/                                     appreciation for
                          options/SARs       SARs granted    Exercise or                     option term (3)
                            granted         to employees in  base price    Expiration        ---------------
     Name                    (#)(1)           fiscal year      ($/Sh)         date        5%($)            10%($)
     ----                    ------           -----------      ------      ----------    --------         --------
Robert W. Willmschen       30,000(2)          35.3%            $18.125       1/23/08     $342,000         $866,000

-----------------

(1) Options are non-qualified stock options. Unless the Board of Directors determines otherwise, options vest with respect to 25% of the shares per year over a four-year period beginning on the first anniversary of the date of grant of the option, provided the optionee has been continuously employed by ABC from the date of grant. In the event of a "Sale of ABC," the Board may provide by written notice that all outstanding options will become immediately exercisable and that such options will terminate if not exercised as of the date of the Sale of ABC or any other designated date, or that such options will thereafter represent only the right to receive the excess of the consideration per share of Common Stock offered in such Sale of ABC over the exercise price of such options. A "Sale of ABC" is defined as a merger, consolidation, sale of securities of ABC or similar transaction effecting a change of control. A "change of control" is the acquisition by any person or group of persons (other than holders of Common Stock on July 1, 1993) of a majority of the outstanding shares of Common Stock. Upon termination of employment other than a termination for cause,
     (a) all options or portions thereof that are not vested and exercisable on the date of such termination expire and are forfeited as of such date and
     (b) all vested options will expire (i) on the first anniversary of the date of termination due to death, disability or normal retirement, (ii) 30 days after termination in the event of voluntary termination by the optionee and
     (iii) 90 days after termination in the event of termination by ABC without cause. In the event of termination of employment for cause, all options, whether vested or unvested, expire on the date of such termination.

(2) All 30,000 options granted to Mr. Willmschen in Fiscal 1998 vested immediately in accordance with resolutions adopted by ABC's Board of Directors.

(3)  Value is calculated by multiplying the difference between the product of
     (a) the difference between (i) the product of the market price at the time of the grant (the closing price of the Common Stock ($18.250) on the date of grant (January 23, 1998) as reported on Nasdaq and the sum of one plus the adjusted stock price appreciation rate based on a ten year option term and annual compounding, and (ii) the exercise price of the option, and (b) the number of securities underlying the grant at the end of Fiscal 1998. The appreciation calculations do not take into account any appreciation in the price of the Common Stock to date and are not necessarily indicative of future values of the options or of the Common Stock.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

                                                                  Number of securities            Value of unexercised
                                                                 underlying unexercised         in-the-money options/SARs
                          Shares Acquired         Value        options/SARs at FY-end (#)             at FY-end ($)
    Name                    on Exercise      Realized ($)(1)   Exercisable/unexercisable      Exercisable/unexercisable (2)
    ----                    -----------      ---------------   -------------------------      -----------------------------
Donald R. Grinter
  1993 Grant.............       0                   0                   72,000/0                         306,000/0
  1994 Grant.............       0                   0                   15,000/5,000                           0/0
D. Chisholm MacDonald
  1993 Grant.............       0                   0                   40,000/0                         170,000/0
  1994 Grant.............       0                   0                   15,000/5,000                           0/0
David G. Kleeschulte
  1993 Grant.............       0                   0                   40,000/0                         170,000/0
  1994 Grant.............       0                   0                    3,750/1,250                           0/0
Rick M. Turner
  January 1995 Grant.....       0                   0                    6,000/2,000                           0/0
  November 1995 Grant....       0                   0                    5,000/5,000                           0/0
  1997 Grant.............       0                   0                    3,000/9,000                           0/0
Raymond Scanlon
  1997 Grant.............       0                   0                    7,500/22,500(3)                       0/0
Robert W. Willmschen
  1998 Grant.....               0                   0                   30,000/0(4)                            0/0


---------------
(1) Value is calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares underlying the options on the date of exercise and the exercise price of such options.

(2) Value is calculated by multiplying the number of shares by the difference between the closing price of the Common Stock ($14.250) on July 31, 1998, as reported on Nasdaq and the respective exercise prices.

(3) Mr. Scanlon terminated his employment with ABC as of October 6, 1998. The 22,500 unexercisable options held by Mr. Scanlon automatically expired pursuant to the terms of the 1994 Stock Option Plan as of such date, and the 7,500 exercisable options terminated thirty days from such date in accordance with the terms of the 1994 Stock Option Plan. Mr. Scanlon did not exercise any of his vested options during such thirty-day period.

(4) Mr. Willmschen's 30,000 options vested immediately in accordance with resolutions adopted by ABC's Board of Directors.

Change-in-Control Arrangements

     All stock options that have been granted to the Named Executive Officers will immediately vest in full on the date that any person or group of persons (other than holders of Common Stock on July 1, 1993) acquire a majority of the outstanding shares of Common Stock.

Compensation of Directors

     In Fiscal 1998, ABC's directors who were not receiving compensation as officers or employees of ABC were paid an annual retainer of $20,000, payable quarterly, and a fee of $1,500 per day for attending each meeting of the Board of Directors and each meeting of any committee of which they were a member. For Fiscal 1999, the annual retainer will be $20,000 and the per day fee for meeting attendance will be $1,500. All directors are reimbursed for expenses incurred in connection with their attendance at Board of Directors and committee meetings.

     On the date of the first regular meeting of the Board of Directors following the annual meeting of ABC's stockholders in each year, each member of the Board of Directors who is not an employee of ABC or a subsidiary or an affiliate of ABC (each, an "Eligible Director) is automatically granted a non-qualified option under the Director Plan to purchase 5,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common

Stock on such date ("Director Option"). For purposes of the Director Plan, "fair market value" is the arithmetic mean of the highest and lowest sale prices of the shares of Common Stock as reported on Nasdaq on the date a Director Option is granted or, if there were no sales on such date, on the most recent preceding date on which sales occurred. During Fiscal 1998, Messrs. Doerr, Ergas, Gant, Johnson, Martin and Peck each received a Director Option with an exercise price of $20.375 per share.

     Director Options become exercisable to the extent of 100% of the shares covered thereby commencing six months after the date of grant. Notwithstanding the foregoing, if an optionee dies or becomes disabled, all Director Options held by such optionee will become exercisable in full. To the extent exercisable, each Director Option will be exercisable in whole or in part from time to time. Director Options terminate five years after the date of grant of such option. Notwithstanding the foregoing, if an optionee ceases to be a director for any reason other than such optionee's death or disability, the Director Options granted with respect to such year will terminate upon the later of six months from the date of grant of such Director Options or 90 days following the date such Optionee ceases to be a Director.

Compensation Committee Interlocks and Insider Participation

     During Fiscal 1998, the Compensation Committee was comprised of the non-employee directors of Messrs. Johnson, Martin and Peck until November 21, 1997, and Messrs. Doerr, Johnson and Peck thereafter. No executive officer of ABC served as a member of the compensation committee or as a director of any other entity that has an executive officer who serves on the Compensation Committee or is a director of ABC.

Report on Executive Compensation

Committee

     During Fiscal 1998, the Compensation Committee was comprised of the non-employee directors of Messrs. Johnson, Martin and Peck until November 21, 1997, and Messrs. Doerr, Johnson and Peck thereafter. The Committee is responsible for reviewing and approving annual salaries and bonuses for all officers and administering ABC's existing stock option plans (other than the Director Plan).

Compensation Policy and Objectives

     The primary goal of the Compensation Committee is to assure that the compensation provided to ABC's executive officers is linked to ABC's business strategies and objectives, thereby aligning the financial interests of senior management with those of the stockholders. Beyond that, the priorities of the Compensation Committee are to assure that ABC's executive compensation programs enable ABC to attract, retain and motivate the high caliber of executives required for the success of ABC's business. These objectives are achieved through a variety of compensation programs, summarized below, which support both the current and long-term performance of ABC's business.

     Commencing in September 1994, the Committee began evaluating the competitiveness of its executive compensation programs using information drawn from a variety of sources, including published survey data, information supplied by consultants and ABC's own experience in recruiting and retaining executives. While some of the companies in the peer group chosen for comparison of stockholder returns in the graph appearing under "Executive Compensation -- Performance Graph" may be included in the surveys and information considered by the Committee in setting executive compensation, there is no set peer group against which compensation has been or will be measured. Instead, the Committee reviews broad-based industry salary data for manufacturing companies with sales in ABC's range, and when available, examines industry specific data relative to a particular position.

     The Committee is cognizant of provisions under Section 162(m) of the Internal Revenue Code which limit the deductibility of certain compensation expense. ABC believes that Section 162(m) will not limit the deductibility of any compensation paid by ABC in Fiscal 1998.

     The following are the criteria considered by the Committee and the Board of Directors in establishing ABC's compensation programs for its executive officers and the factors considered in determining the compensation of ABC's chief executive officer during Fiscal 1998.

Base Salary

     Base salaries for executive officers were determined by evaluating the responsibilities of the position, historical salary increases, market levels for similar positions and Company performance. Individual salaries varied somewhat below or above the prevailing market rates based upon the individual's performance and contribution to Company success and tenure on the job. Salaries are reviewed on an annual basis and adjusted as necessary, based primarily upon individual performance with consideration given to each executive's total compensation package. Base salaries for Fiscal 1998 were determined using principally subjective criteria. Base salary levels for the Named Executive Officers who were Named Executive Officers in Fiscal 1997 increased an average of approximately 10.7% in Fiscal 1998.

Annual Incentives

     In Fiscal 1998, executive officers that were employed by ABC for the full fiscal year had an opportunity to earn annual bonuses of up to 100% of base salary ("Annual Bonuses") based on target earnings per share amounts established by the Board of Directors. The target amounts were established early in Fiscal 1998 and Annual Bonuses were evaluated by the Committee after the end of Fiscal
1998.   Over time, ABC has found that linking executive pay principally to these factors ties the executive's interests and rewards to those of the stockholder. No Annual Bonuses were to be paid to executive officers unless ABC achieved 90% of the targeted earnings per share amounts. Based upon actual earnings per share amounts for Fiscal 1998, ABC paid Annual Bonuses to its executive officers for Fiscal 1998. See "-- Summary Compensation Table" of this Item 11. In connection with the hiring of Mr. Willmschen as ABC's Executive Vice President and Chief Financial Officer, ABC paid a bonus to Mr. Willmschen equal to 60% of his annual salary.

Long-Term Incentives

     To further align the interests of stockholders and management, ABC grants stock options periodically to its executive officers. The number of shares awarded is established and reviewed from time to time by the Compensation Committee on the basis of subjective factors. The exercise price has thus far been equal to the fair market value of the stock on the date of the grant. The options are exercisable for periods determined by the Compensation Committee of the Board of Directors and expire ten years from the grant date. Such stock options provide incentive for the creation of stockholder value since the full benefit of the compensation package cannot be realized unless the price of the Common Stock appreciates. ABC granted Mr. Willmschen 30,000 stock options in Fiscal 1998 in connection with his appointment as Executive Vice President and Chief Financial Officer. No other stock options were granted to any of the Named Executive Officers during Fiscal 1998. See "Executive Compensation -- Options Granted and Value of Options."

CEO Compensation

     Mr. Grinter has served as Chairman of the Board and Chief Executive Officer since December 1993, and served as President and Chief Executive Officer from August 1991 to December 1993. The graph appearing under "Executive Compensation -- Performance Graph" partially illustrates ABC's accomplishments since ABC's initial public offering in December of 1993. Mr. Grinter's Fiscal 1998 compensation of $508,076 (see "Executive Compensation -- Summary Compensation Table") included a base salary of $301,664, an increase of approximately 9.7% over Fiscal 1997. Mr. Grinter's base salary for Fiscal 1998 was determined based on the vital importance of the Chief Executive Officer position, achievement of long-term goals and overall performance. Mr. Grinter also participates in the Annual Bonus program described above and is subject to its standards. ABC awarded Mr. Grinter an Annual Bonus of $197,820. No stock options were granted by the Board of Directors to Mr. Grinter in Fiscal 1998. See "Executive Compensation -- Options Granted and Value of Options."

Summary

     The Committee believes that a high caliber, motivated management team is critical to sustained business success. Placing a significant portion of the total potential compensation for the Named Executive Officers "at risk" and payable based on performance-based variables motivates and focuses management on those issues that drive the success of ABC. The Committee intends to continue its pay for performance policy, which links executive rewards to stockholder returns.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

Performance Graph

     The following chart compares the change in ABC's cumulative return on its Common Stock with that of the Standard & Poor's 500 Stock Index ("S&P 500") and that of the Standard & Poor's Railroads Index ("S&P Railroads") at December 14, 1993 (the first day the Common Stock was listed on Nasdaq) and at July 31, 1995, 1996, 1997 and 1998. The graph assumes a $100 investment and reinvestment of dividends.

                                  12/14/93   07/31/95   07/31/96   07/31/97   07/31/98
                                 ---------  ---------  ---------  ---------  ---------
ABC Rail Products Corporation..   $100.00    $215.62    $179.18    $153.14    $118.75
S&P 500........................   $100.00    $126.76    $147.75    $216.91    $240.64
S&P Railroads..................   $100.00    $115.80    $130.46    $184.96    $136.13

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of ABC common stock as of September 1, 1998 of (a) persons owning of record or known to ABC to be the beneficial owner of more than five percent of its outstanding common stock, (b) each director, (c) each of its executive officers and (d) all current directors and executive officers of ABC as a group. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be, or has been derived from documents filed by such stockholder with the SEC. To the knowledge of ABC, each of such stockholders has sole voting and investment power over the shares indicated unless otherwise noted.

                                                   Number
                    Name                          of Shares     Percent
                    ----                        -------------   -------
ICM Asset Management, Inc. ..................   1,084,850  (1)     12.1%
David L. Babson & Co., Inc. .................     962,800  (2)     10.7
State of Wisconsin Investment Board..........     885,000  (3)      9.9
Investment Advisors, Inc.....................     800,500  (4)      8.9
Wellington Management Company, LLP. .........     712,000  (5)      7.9
LGT Asset Management, Inc. ..................     454,950  (6)      5.1
Janus Capital Corporation/Thomas H. Bailey/
  Janus Venture Fund.........................     450,000  (7)      5.0
Donald W. Grinter............................     320,617  (8)      3.6
Norman M. Doerr..............................      18,107  (9)        *
Jean-Pierre M. Ergas.........................      20,000 (10)        *
Donald R. Gant...............................      27,000 (11)        *
Clarence E. Johnson..........................      30,000 (12)        *
James E. Martin..............................      23,000 (13)        *
George W. Peck IV............................      19,000 (14)        *
David G. Kleeschulte.........................      69,918 (15)        *
D. Chisholm MacDonald........................     120,000 (16)      1.3
Rick M. Turner...............................      14,000 (17)        *
Robert W. Willmschen, Jr. ...................      35,000 (18)        *
Steven Yoder.................................     214,971 (19)      2.4
All current directors and executive
  officers as a group........................     911,613 (20)     10.2%

     _________________________
     *Less than 1.0%

(1) According to its most recently filed Schedule 13G , ICM Asset Management, Inc. ("ICM") exercises sole voting power over 718,650 shares and sole dispositive power over 1,084,850 shares. ICM is an Investment Advisor registered under section 203 of the Investment Advisors Act of 1940. ICM's address is 601 W. Main Avenue, Suite 600, Spokane Washington, 99201.

(2) According to its most recently filed Schedule 13G, David L. Babson and Company Incorporated ("DLB") has sole voting power over 960,300 shares, shared voting power over 2,500 shares and sole dispositive power over 962,800 shares. DLB states in its Schedule 13G that it is an investment advisor, which may be deemed to beneficially own 962,800 shares of common stock of ABC, which are owned by numerous investment counseling clients. DLB's address is One Memorial Drive, Cambridge, Massachusetts, 02142-1300.

(3) According to its most recently filed Schedule 13G, the State of Wisconsin Investment Board is a government agency that manages public pension funds subject to provisions comparable to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and has sole voting and dispositive power over all 885,800 shares. Its address is P.O. Box 7842, Madison, Wisconsin 53707.

(4) According to its most recently filed Schedule 13G , Investment Advisors, Inc. ("Investment Advisors") exercises sole voting power and dispositive power over 603,500 shares and shared voting and dispositive power over 197,000

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

     shares. The shares are held by various custodian banks for various clients of Investment Advisors. Investment Advisors' address is 3700 First Bank Place, Box 357, Minneapolis, MN, 55440.

 (5) According to its most recently filed Schedule 13G, Wellington Management Company, LLP ("Wellington") exercises shared voting power over 392,000 shares and shared dispositive power over 712,000 shares. Wellington is an Investment Advisor registered under section 203 of the Investment Advisors Act of 1940 and a Parent Holding Company under the Exchange Act. Wellington states in its Schedule 13G that it is an investment advisor, which may be deemed to beneficially own 712,000 shares of common stock of ABC, which are held of record by Wellington's clients. The shares noted above were acquired by Wellington Trust Company, NA, 75 State Street, Boston, Massachusetts, 02109, a wholly owned subsidiary of Wellington and a bank as defined under the Exchange Act. Wellington's address is 75 State Street, Boston, Massachusetts, 02109.

 (6) According to its most recently filed Schedule 13G, LGT Asset Management, Inc.'s address is 50 California, 27th Fl., San Francisco, California 94111.

 (7) According to the most recently filed joint Schedule 13G of these entities and Mr. Bailey, these entities and Mr. Bailey share voting and dispositive power over all shares. Janus Capital Corporation ("Janus Capital") is the beneficial owner of these shares through its role as investment adviser or sub-adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act and individual and institutional clients (the "Managed Portfolios") which hold these shares. Thomas H. Bailey is a 12.2% owner and the President and Chairman of the Board of Janus Capital. Janus Venture Fund is one of the Managed Portfolios to which Janus Capital provides investment advice, and the interest of Janus Venture Fund amounts to all shares. The address for these entities and Mr. Bailey is 100 Fillmore Street, Suite 300, Denver, Colorado 80206-4923.

 (8) Includes 92,000 shares subject to outstanding options which are exercisable as of or within 60 days of September 1, 1998.

 (9) Includes 5,000 shares subject to outstanding options which are exercisable as of or within 60 days of September 1, 1998.

(10) Includes 15,000 shares subject to outstanding options which are exercisable as of or within 60 days of September 1, 1998.

(11) Includes 20,000 shares subject to outstanding options which are exercisable as of or within 60 days of September 1, 1998.

(12) Includes 20,000 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998.

(13) Includes 15,000 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998. Also includes 3,000 shares held in an irrevocable trust created for the benefit of Mr. Martin's grandchildren, with respect to which Mr. Martin's shares dispositive power with the trustee, who is his daughter.

(14) Includes 15,000 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998.

(15) Includes 45,000 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998.

(16) Includes 60,000 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998.

(17) Includes 16,500 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998.

                ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

(18) Includes 30,000 shares subject to outstanding stock options which are exercisable as of or within 60 days of September 1, 1998.

(19) In connection with ABC's acquisition of American Systems Technologies, Inc. ("AST") in December of 1996, Steven M. Yoder, former President of AST and an executive officer of ABC, pursuant to the Supplemental Agreement by and among ABC and certain shareholders of AST, acquired shares of Common Stock of ABC and agreed to vote such shares for the election of the slate of nominees to the Board of Directors of ABC presented by the Board of Directors of ABC and on all other matters to be voted upon by the stockholders, in accordance with the recommendation of the Board of Directors of ABC. Mr. Yoder beneficially owns 214,971 shares, or approximately 2.4%, of the outstanding Common Stock of ABC as of September 1, 1998.

(20) Includes 331,000 shares subject to outstanding options which are held by current directors and executive officers and are exercisable as of or within 60 days of September 1, 1998.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated November 25, 1998                ABC RAIL PRODUCTS CORPORATION
                                       (Registrant)

                                       Donald W. Grinter
                                       Chairman of the Board and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 1998:

/s/  Robert W. Willmschen, Jr.         /s/  J. P. Singsank
------------------------------         ------------------------------
Robert W. Willmschen, Jr.              J. P. Singsank
Executive Vice President,              Corporate Controller and
Chief Financial Officer and Secretary  Assistant Secretary
(Duly authorized Officer)              (Chief Accounting Officer)

                                                      *
------------------------------         ------------------------------
Donald W. Grinter                      Donald R. Gant
Chief Executive Officer and Director   Director
(Principal Executive Officer)


              *                                       *
------------------------------         ------------------------------
Clarence E. Johnson                    James E. Martin
Director                               Director


              *                                       *
------------------------------         ------------------------------
George W. Peck IV                      Jean-Pierre M. Ergas
Director                               Director


              *
------------------------------
Norman Doerr
Director

    *The undersigned by signing their names hereunto have hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on November 25, 1998, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to the Original Form 10-K.

By: /s/ Robert W. Willmschen, Jr.      /s/  J. P. Singsank
    -----------------------------      ------------------------------
    Robert W. Willmschen, Jr.          J. P. Singsank
    Executive Vice President,          Corporate Controller and
    Chief Financial Officer            Assistant Secretary
    and Secretary                      (Chief Accounting Officer)
    (Duly authorized Officer)