Form 10-Q
period 1998-10-31
ABC RAIL PRODUCTS CORP
filed 1998-12-09
CIK 913364

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 31, 1998
                                               ----------------


                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____



                        Commission File Number 0-22906
                                               -------



                         ABC Rail Products Corporation

            (Exact name of registrant as specified in its charter)



                       Delaware                            36-3498749
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)           Identification Number)


              200 South Michigan Avenue                   60604-2402
                   Chicago, IL                            (Zip Code)
       (Address of principal executive offices)


                                (312) 322-0360
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                        --------       --------

At November 30, 1998, there were 8,976,304 shares of the registrant's Common Stock outstanding.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information

  Item 1    Consolidated Financial Statements

                    Consolidated Balance Sheets                               3

                    Consolidated Statements of Operations                     4

                    Consolidated Statements of Stockholders' Equity           5

                    Consolidated Statements of Cash Flows                     6

                    Notes to Unaudited Consolidated Financial Statements    7-8

  Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   9-10


Part II  Other Information

  Item 6   Exhibits and Reports on Form 8-K                               11-14

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    As of October 31, 1998 and July 31, 1998


(In thousands, except share and per share data)

                                                                                        October 31,     July 31,
ASSETS                                                                                     1998           1998
------                                                                                  -----------     --------
                                                                                        (Unaudited)
CURRENT ASSETS:
     Accounts receivable, less allowances of $1,437 and $1,434, respectively             $ 56,185       $ 49,708
     Inventories                                                                           59,450         51,973
     Prepaid expenses and other current assets                                              2,524          1,925
     Prepaid income taxes                                                                   3,689          2,833
                                                                                         --------       --------

          Total current assets                                                            121,848        106,439
                                                                                         --------       --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                   1,890          1,890
     Buildings and improvements                                                            16,457         15,948
     Machinery and equipment                                                              112,461         98,621
     Construction in progress                                                              64,590         68,051
                                                                                         --------       --------
                                                                                          195,398        184,510
     Less - Accumulated depreciation                                                      (49,351)       (45,846)
                                                                                         --------       --------

          Net property, plant and equipment                                               146,047        138,664
                                                                                         --------       --------

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                                14,731         15,586
                                                                                         --------       --------

OTHER ASSETS - net                                                                         35,210         34,652
                                                                                         --------       --------

          Total assets                                                                   $317,836       $295,341
                                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Cash overdrafts                                                                     $  5,145       $  6,300
     Current maturities long-term debt                                                      2,985          2,516
     Accounts payable                                                                      34,621         24,176
     Accrued liabilities                                                                   14,733         19,556
                                                                                         --------       --------

          Total current liabilities                                                        57,484         52,548
                                                                                         --------       --------

LONG-TERM DEBT, less current maturities                                                   161,251        143,529
                                                                                         --------       --------

DEFERRED INCOME TAXES                                                                       8,186          7,556
                                                                                         --------       --------

OTHER LONG-TERM LIABILITIES                                                                 4,707          4,495
                                                                                         --------       --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;                              -              -
          no shares issued or outstanding
    Common stock, $.01 par value; 25,000,000 shares authorized;
          8,976,304 shares issued and outstanding                                              90             90
          as of October 31, 1998 and July 31, 1998                                         67,798         67,798
    Additional paid-in capital                                                             18,320         19,325
    Retained earnings                                                                    --------       --------

          Total stockholders' equity                                                       86,208         87,213
                                                                                         --------       --------

          Total liabilities and stockholders' equity                                     $317,836       $295,341
                                                                                         ========       ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended October 31, 1998 and 1997
                                  (Unaudited)


(In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                       October 31
                                                                                   -------------------
                                                                                    1998        1997
                                                                                   -------     -------
NET SALES                                                                          $77,514     $67,885
COST OF SALES                                                                       69,566      61,093
                                                                                   -------     -------
     Gross profit                                                                    7,948       6,792
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         4,648       3,622
                                                                                   -------     -------
     Operating income                                                                3,300       3,170
EQUITY (INCOME) OF UNCONSOLIDATED JOINT VENTURES                                      (175)       (401)
INTEREST EXPENSE                                                                     2,241       2,185
AMORTIZATION OF DEFERRED FINANCING COSTS                                               173         129
                                                                                   -------     -------
     Income before income taxes and cumulative effect of accounting change           1,061       1,257
PROVISION FOR INCOME TAXES                                                             446         552
                                                                                   -------     -------
     Income before cumulative effect of accounting change                              615         705

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income
     taxes of $1,014                                                                (1,620)       -
                                                                                   -------     -------
     Net income (loss)                                                             $(1,005)    $   705
                                                                                   =======     =======
EARNINGS PER SHARE DATA
Basic:
     Income before cumulative effect of accounting change                          $  0.07     $  0.08
     Cumulative effect of accounting change                                          (0.18)       -
                                                                                   -------     -------
              Net income (loss)                                                    $ (0.11)    $  0.08
                                                                                   =======     =======

     Weighted average common shares outstanding                                      8,976       8,954
                                                                                   =======     =======
Diluted:
     Income before cumulative effect of accounting change                          $  0.07     $  0.08
     Cumulative effect of accounting change                                          (0.18)       -
                                                                                   -------     -------
              Net income (loss)                                                    $ (0.11)    $  0.08
                                                                                   =======     =======

     Weighted average common and equivalent shares outstanding                       9,140       9,073
                                                                                   =======     =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Three Months Ended October 31, 1998 and 1997
                                  (Unaudited)


(In thousands)


                                                   Additional
                                     Common         Paid-in         Retained       Comprehensive
                                      Stock         Capital         Earnings       Income (loss)
                                     -------       ----------       --------       -------------
BALANCE, July 31, 1997                 $90          $67,362          $13,044
   Net income                           -              -                 705          $   705
                                       ---          -------          -------          -------
BALANCE, October 31, 1997              $90          $67,362          $13,749          $   705
                                       ===          =======          =======          =======

BALANCE, July 31, 1998                 $90          $67,798          $19,325
   Net (loss)                           -              -              (1,005)         $(1,005)
                                       ---          -------          -------          -------
BALANCE, October 31, 1998              $90          $67,798          $18,320          $(1,005)
                                       ===          =======          =======          =======



The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended October 31, 1998 and 1997
                                  (Unaudited)

(In thousands)

                                                                               Three Months Ended
                                                                                   October 31
                                                                                   ----------
                                                                               1998          1997
                                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                      $ (1,005)      $   705
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Cumulative effect of accounting change                              1,620           -
            Equity income of unconsolidated joint ventures                       (175)         (401)
            Depreciation and amortization                                       4,772         3,277
            Deferred income taxes                                                (226)          300
            Changes in certain assets and liabilities:
                  Accounts receivable -- net                                   (6,477)       (7,246)
                  Inventories                                                  (7,477)        3,270
                  Prepaid expenses and other current assets                      (599)       (1,043)
                  Other assets -- net                                          (1,789)         (642)
                  Accounts payable and accrued liabilities                      6,648         1,858
                  Other long-term liabilities                                     212          (218)
                                                                             --------       -------
                        Total adjustments                                      (3,491)         (845)
                                                                             --------       -------

                  Net cash used in operating activities                        (4,496)         (140)
                                                                             --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (12,400)       (9,083)
      Investment in unconsolidated joint ventures                                 -            (321)
                                                                             --------       -------

                  Net cash used in investing activities                       (12,400)       (9,404)
                                                                             --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in cash overdrafts                                                (1,155)        2,096
      Net activity under revolving line of credit                              18,813        10,041
      Repayment of other long-term debt                                          (622)       (2,593)
      Payment of deferred financing costs                                        (140)          -
                                                                             --------       -------
                  Net cash provided by financing activities
                                                                               16,896         9,544
                                                                             --------       -------

                  Net change in cash                                              -             -

CASH, beginning of period                                                         -             -
                                                                             --------       -------

CASH, end of period                                                          $    -         $   -
                                                                             ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                 $  3,148       $ 1,698
      Cash paid for income taxes                                                  905            39


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                 ABC RAIL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     ABC Rail Products Corporation (the "Company") is a leader in the engineering, manufacturing and marketing of replacement products and original equipment for the North American freight railroad and rail transit industries. The Company's products include specialty trackwork, such as rail crossings and switches; mechanical products, such as railcar, locomotive and idler wheels, mounted wheel sets and metal brake shoes; classification yard products and automation systems; and railway signal and communication systems engineering, installation and maintenance services.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K and amended 1998 Form 10-K/A.


2.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at October 31, 1998, and July 31, 1998, consisted of the following (in thousands):


                                                           October 31,          July 31,
                                                              1998               1998
                                                           -----------         ---------
                 Raw materials                               $36,800            $34,504
                 Work in process and finished goods           18,373             13,367
                 Supplies and spare parts                      4,277              4,102
                                                             -------            -------
                                                             $59,450            $51,973
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

     Additionally, application of the new standard for fiscal 1998 periods did not materially impact the calculation of diluted earnings per share versus what would have been reported under the prior standard. Diluted earnings per share for the Company includes the impact of the assumed exercise of dilutive stock options as well as the assumed issuance of up to 120,000 shares related to the earn-out for an acquired company.


4.   Unconsolidated Joint Venture

     ABC has various unconsolidated joint ventures with ownership interests of 40% to 50%. The most significant of these ventures is Anchor Brake Shoe, LLC with operations in West Chicago, Illinois. Summarized financial information for the Anchor Brake Shoe joint venture for the three months ended October 31, 1998 and 1997 is as follows:

                                 Three Months Ended
                                     October 31
                                 ------------------
                                  1998        1997
                                 ------      ------
Net sales                        $4,263      $4,116
Gross profit                      1,210       1,395
Net income                          645         801

5.   Accounting Change

     In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off previously capitalized start-up costs and expense future start-up costs as incurred. The Company had capitalized certain start-up costs in prior periods. Effective August 1, 1998, the Company elected early adoption of this standard and wrote-off $2.6 million ($1.6 million after-tax) of previously capitalized start-up costs.

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

SEASONALITY
-----------

The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of the Company's fiscal year. In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company, except where noted, does not expect any significant departure from the historical demand patterns during the present fiscal year ending July 31, 1999.

RESULTS OF OPERATIONS
---------------------

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

Net Sales. Net sales increased 14.2% to $77.5 million from $67.9 million. The increase in sales is due primarily to an increase in sales in the Wheel Manufacturing and Wheel Services Division ($10.1 million), with production up substantially over last year at the wheel manufacturing facility. Offsetting this increase was a $3.7 million reduction in sales within the Track Products Division. Track orders from two of our major Class I Railroad customers were down significantly from the first quarter last year. The decline in orders from one of these major customers is due to an across-the-board reduction in orders for capital goods by that customer that may also impact future periods.

Gross Profit and Cost of Sales. Gross profit increased from 10.0% of revenue in 1997 to 10.3% of revenue in 1998. The increase in the gross profit is primarily the result of improved operating results in the Wheel Division, partially offset by the reduction in the Track Products Division as a result of the lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million. The increase in expenses between periods reflects additional expense required to support the Company's new information systems (SAP's R/3 enterprise-wide software) and other general increases.

Accounting Change. The non-cash, after-tax effect of an accounting change of $1.6 million represents the write-off, in accordance with Statement of Position 98-5, of previously capitalized start-up costs. See Note 5 to the Notes to Unaudited Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

For the three months ended October 31, 1998 and 1997, net cash used in operating activities totaled $4.5 million and $0.1 million, respectively. The decrease in operating cash flow is due primarily to a net increase in working capital. The Company has elected to build some inventory in the Track Products Division in anticipation of additional orders after the start of the calendar year.

Capital expenditures during the first three months of fiscal 1999 and 1998 were $12.4 million and $9.1 million, respectively. Spending during the first quarter of fiscal 1999 is related primarily to cost associated with the implementation of SAP's R/3 enterprise-wide software, a new track panel facility in Ashland, Wisconsin, normal improvements to the Calera, Alabama wheel plant and production equipment for a new facility to process used rail into reusable heat-treated and head-hardened rail.

For the three months ended October 31, 1998 and 1997, net cash provided by financing activities totaled $16.9 million and $9.5 million, respectively. The increase in financing cash flows is due primarily to the higher level of net borrowings during the period.

As of October 31, 1998, availability under the Company's Credit Agreement was $13.2 million.

As described in detail in Item 7 of the Company's fiscal 1998 Form 10-K, the Company is actively addressing its Year 2000 ("Y2K") issues. The Company remains on target with the initiatives detailed in the Form 10-K. At the present time, management is unable to estimate the potential impact on the Company of the possible failure of its customers and suppliers to become Year 2000 compliant. If the Company's major customers and suppliers are not and do not become Year 2000 compliant on a timely basis, the Company's results of operations could be adversely affected.

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

Part II                     OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6 -  Exhibits and Reports on Form 8-K

     (A)  Exhibits

Exhibit
  No.     Description
-------   -----------

2.1       Agreement and Plan of Merger by and among the Company, ABCR
          Acquisition Sub, Inc. and NACO, Inc Dated September 18, 1998
          (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 1998.) (SEC File No. 0-22906).

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

 4.4      Amendment No. 2 to the Rights Agreement Dated September 17, 1998
          (Incorporated by reference to Exhibit 4.1 filed with the Registrant's
          Form 8-A/A on September 24, 1998 (Sec File No. 0-22906).

 4.5      Indenture, dated January 15, 1997, from the Company to First Trust of
          Illinois, National Association, as Trustee (incorporated by reference to Exhibit 4.5 in the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 15,
          1996) (SEC File No. 333-16241).

 4.6 First Supplemental Indenture to the Indenture dated January 15, 1997 between the Company and First Trust National Association, as Trustee
          (incorporated by reference to Exhibit 4.1 the Registrant's Current
          Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997) (SEC File No. 0-22906).

 4.7      Second Supplemental Indenture to the Indenture dated as of January 15,
          1997 between the Company and First Trust National Association, as
          Trustee (Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 1997) (SEC File No. 0-22906).

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

27.1      Financial Data Schedule


   (B) Reports on Form 8-K

           The Company filed a Form 8-K on September 18, 1998, to announce the execution of an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, ABCR Acquisition Sub, Inc. (a wholly owned subsidiary of the Company) and NACO, Inc. ("NACO"). The Form 8-K included the joint press release issued by the Company and NACO in connection with the execution of the Merger Agreement.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ABC RAIL PRODUCTS CORPORATION



                             /s/ Donald W. Grinter
                             ---------------------------
                             Donald W. Grinter
                             Chairman of the Board and
                             Chief Executive Officer

                             /s/ J. P. Singsank
                             ---------------------------
                             J. P. Singsank
                             Corporate Controller and
                             Assistant Secretary
                             (Principal Financial and
                             Accounting Officer)


Date:      December 9, 1998
     ----------------------------