Form 10-Q
period 1999-01-31
ABC NACO INC
filed 1999-03-16
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999
                                                ----------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-22906
                                                -------
                                 ABC-NACO INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       36-3498749
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)

  2001 BUTTERFIELD  ROAD, SUITE 502                          60515
         DOWNERS GROVE, IL                                 (Zip Code)
(Address of principal executive offices)

                                  (630)852-1300
                                  -------------
              (Registrant's telephone number, including area code)

   ABC Rail Products Corporation, 200 South Michigan Avenue, Chicago, IL 60604
   ---------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year if
                            Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

At February 28, 1999, there were 18,356,436 shares of the registrant's common stock outstanding.

                         ABC-NACO INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I   Financial Information

  Item 1  Unaudited Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets                                         3

             Unaudited Consolidated Statements of Operations                               4

             Unaudited Consolidated Statements of Stockholders' Equity                     5

             Unaudited Consolidated Statements of Cash Flows                               6

             Notes to Unaudited Consolidated Financial Statements
             (Including Unaudited Consolidated Pro Forma Combined Financial
             Statements and Notes Thereto)                                                 7

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                       17


Part II  Other Information

  Item 3  Quantitative and Qualitative Disclosures about Market Risks                     21

  Item 4  Submission of Matters to a Vote of Security Holders                             21

  Item 5  Other Information                                                               22

  Item 6  Exhibits and Reports on Form 8-K                                                23


                         ABC-NACO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    As of January 31, 1999 and July 31, 1998

Part I - Financial Information
Item 1 - Unaudited Consolidated Financial Statements


(In thousands, except share data)
                                                                January 31,       July 31,
                                                                    1999            1998
                                                                -----------     -----------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Accounts receivable, less allowances of $1,406
    and $1,434, respectively                                     $ 48,153        $ 49,708
  Inventories                                                      59,829          51,973
  Prepaid expenses and other current assets                         5,001           1,925
  Prepaid income taxes                                              3,689           2,833
                                                                 --------        --------
    Total current assets                                          116,672         106,439
                                                                 --------        --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                              2,490           1,890
  Buildings and improvements                                       22,143          15,948
  Machinery and equipment                                         157,729          98,621
  Construction in progress                                         21,855          68,051
                                                                 --------        --------
                                                                  204,217         184,510
  Less - Accumulated depreciation                                 (52,429)        (45,846)
                                                                 --------        --------
    Net property, plant and equipment                             151,788         138,664
                                                                 --------        --------
INVESTMENT IN UNCONSOLIDATED  JOINT VENTURES                       15,109          15,586
                                                                 --------        --------
OTHER ASSETS - net                                                 34,526          34,652
                                                                 --------        --------
    Total assets                                                 $318,095        $295,341
                                                                 --------        --------
                                                                 --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdrafts                                                $  3,614        $  6,300
  Current maturities of long-term debt                              2,977           2,516
  Accounts payable                                                 36,663          24,176
  Accrued liabilities                                              14,452          19,556
                                                                 --------        --------
    Total current liabilities                                      57,706          52,548
                                                                 --------        --------
LONG-TERM DEBT, less current maturities                           162,955         143,529
                                                                 --------        --------
DEFERRED INCOME TAXES                                               8,551           7,556
                                                                 --------        --------
OTHER LONG-TERM LIABILITIES                                         4,618           4,495
                                                                 --------        --------
COMMITMENTS AND CONTINGENCIES                                          --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000
    shares authorized; no shares issued or outstanding                 --              --
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 8,976,304 shares issued and
    outstanding as of January 31, 1999 and July 31, 1998               90              90
  Additional paid-in capital                                       67,798          67,798
  Retained earnings                                                16,377          19,325
                                                                 --------        --------

    Total stockholders' equity                                     84,265          87,213
                                                                 --------        --------

    Total liabilities and stockholders' equity                   $318,095        $295,341
                                                                 --------        --------
                                                                 --------        --------


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                         ABC-NACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended January 31, 1999 and 1998
                                   (Unaudited)


(In thousands, except per share data)

                                                           Three Months Ended     Six Months Ended
                                                                January 31,         January 31,
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
NET SALES                                                  $73,421    $70,370    $150,935   $138,255
COST OF SALES                                               68,511     63,044     138,077    124,137
                                                           --------   --------   --------   --------
  Gross profit                                               4,910      7,326      12,858     14,118
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 5,070      4,351       9,718      7,973
                                                           --------   --------   --------   --------
  Operating income(loss)                                      (160)     2,975       3,140      6,145
EQUITY (INCOME) OF UNCONSOLIDATED JOINT VENTURES              (378)      (268)       (553)      (669)
INTEREST EXPENSE                                             3,388      1,110       5,629      3,295
AMORTIZATION OF DEFERRED FINANCING COSTS                       181        144         354        273
                                                           --------   --------   --------   --------
  Income(loss) before income taxes and
    cumulative effect of accounting changes                 (3,351)     1,989      (2,290)     3,246
PROVISION(CREDIT) FOR INCOME TAXES                          (1,408)       876        (962)     1,428
                                                           --------   --------   --------   --------
  Income(loss) before cumulative effect of
    accounting changes                                      (1,943)     1,113      (1,328)     1,818
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, net
  of income taxes of $695 and $1,014, respectively              --     (1,111)     (1,620)    (1,111)
                                                           --------   --------   --------   --------
  Net income (loss)                                        $(1,943)   $     2    $ (2,948)  $    707
                                                           --------   --------   --------   --------
                                                           --------   --------   --------   --------
EARNINGS PER SHARE DATA
Basic:
  Income(loss) before cumulative effect of
    accounting changes                                     $ (0.22)   $  0.12    $  (0.15)  $   0.20
  Cumulative effect of accounting changes                       --      (0.12)      (0.18)     (0.12)
                                                           --------   --------   --------   --------
    Net income(loss)                                       $ (0.22)   $    --    $  (0.33)  $   0.08
                                                           --------   --------   --------   --------
                                                           --------   --------   --------   --------
  Weighted average common shares outstanding                 8,976      8,970       8,976      8,963
                                                           --------   --------   --------   --------
                                                           --------   --------   --------   --------
Diluted:
  Income(loss) before cumulative effect of
    accounting changes                                     $ (0.22)   $  0.12    $  (0.15)  $   0.20
  Cumulative effect of accounting changes                       --      (0.12)      (0.18)     (0.12)
                                                           --------   --------   --------   --------
    Net income (loss)                                      $ (0.22)   $    --    $  (0.33)  $   0.08
                                                           --------   --------   --------   --------
                                                           --------   --------   --------   --------
  Weighted average common and equivalent
    shares outstanding                                       8,976      9,291       8,976      9,259
                                                           --------   --------   --------   --------
                                                           --------   --------   --------   --------


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                         ABC-NACO INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Six Months Ended January 31, 1999 and 1998
                                   (Unaudited)


(In thousands)
                                                       Additional
                                            Common       Paid-in      Retained
                                             Stock       Capital      Earnings
                                            ------     ----------     --------
BALANCE, July 31, 1997                       $ 90       $ 67,362      $ 13,044
  Comprehensive income(loss)                                               707
  Shares issued in business acquisition        --            436
                                             ----       --------      --------

BALANCE, January 31, 1998                    $ 90       $ 67,798      $ 13,751
                                             ----       --------      --------
                                             ----       --------      --------

BALANCE, July 31, 1998                       $ 90       $ 67,798      $ 19,325
  Comprehensive income(loss)                   --             --        (2,948)
                                             ----       --------      --------
BALANCE, January 31, 1999                    $ 90       $ 67,798      $ 16,377
                                             ----       --------      --------
                                             ----       --------      --------


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                         ABC-NACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three and Six Months Ended January 31, 1999 and 1998
                                   (Unaudited)


(In thousands)

                                                           Three Months Ended     Six Months Ended
                                                                January 31,         January 31,
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ (1,943)  $      2   $ (2,948)  $    707
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Cumulative effect of accounting change                         --      1,111      1,620      1,111
  Equity income of unconsolidated joint ventures               (378)      (268)      (553)      (669)
  Depreciation and amortization                               4,166      3,372      8,938      6,649
  Deferred income taxes                                         365         31        139        331
  Changes in certain assets and liabilities, net
    of effect of acquired businesses:
    Accounts receivable - net                                 8,032     (2,938)     1,555    (10,184)
    Inventories                                                (379)    (4,849)    (7,856)    (1,579)
    Prepaid expenses and other current assets                (2,527)      (666)    (3,126)    (1,709)
    Other assets - net                                         (261)    (3,017)    (2,050)    (3,659)
    Accounts payable and accrued liabilities                  1,673      7,088      8,321      8,946
    Other long-term liabilities                                (408)       (67)      (196)      (285)
                                                           --------   --------   --------   --------
      Total adjustments                                      10,283       (203)     6,792     (1,048)
                                                           --------   --------   --------   --------
      Net cash provided by (used in) operating
        activities                                            8,340       (201)     3,844       (341)
                                                           --------   --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (8,460)   (17,276)   (20,860)   (26,359)
  Business acquisitions, less cash acquired                      --     (1,039)        --     (1,039)
  Investment in unconsolidated joint ventures                    --        (20)        --       (341)
                                                           --------   --------   --------   --------
      Net cash used in investing activities                  (8,460)   (18,335)   (20,860)   (27,739)
                                                           --------   --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in cash overdrafts                                  (1,531)     1,398     (2,686)     3,494
  Net activity under revolving lines of credit                 (684)    (7,905)    18,129      2,136
  Issuance of Senior Subordinated Notes                          --     25,000         --     25,000
  Issuance of other long-term debt                            3,000      1,516      3,000      1,516
  Repayment of other long-term debt                            (620)      (285)    (1,242)    (2,878)
  Payment of deferred financing costs                           (45)    (1,188)      (185)    (1,188)
                                                           --------   --------   --------   --------
      Net cash provided by financing activities                 120     18,536     17,016     28,080
                                                           --------   --------   --------   --------
      Net change in cash                                         --         --         --         --

CASH, beginning of period                                        --         --         --         --
                                                           --------   --------   --------   --------
CASH, end of period                                        $     --   $     --   $     --   $     --
                                                           --------   --------   --------   --------
                                                           --------   --------   --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $  4,466   $  2,713   $  7,614   $  4,411
  Cash paid for income taxes, net                               196        719      1,101        758


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                         ABC-NACO INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     ABC-NACO Inc. ("ABC-NACO"), together with its subsidiaries (the "Company"), is the leader in the design, engineering and manufacture of high-performance freight rail car, locomotive and passenger rail suspension and coupler systems; wheels and mounted wheel sets; and specialty track products. The Company also supplies freight railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     The unaudited financial statements, accompanying notes (except for portions of Note 3 and all of Note 7) and Management Discussion and Analysis present information for ABC Rail Products Corporation ("ABC") prior to its merger with NACO, Inc. ("NACO") on February 19, 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K,1998 Form 10-K/A and the Company's S-4 filed on January 21, 1999.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at January 31, 1999 and July 31, 1998, consisted of the following (in thousands):

                                                 January 31,      July 31,
                                                    1999            1998
                                                 -----------     ----------
         Raw materials                            $ 35,922        $ 34,504
         Work in process and finished goods         19,505          13,367
         Supplies and spare parts                    4,402           4,102
                                                  --------        --------
                                                  $ 59,829        $ 51,973
                                                  --------        --------
                                                  --------        --------


                         ABC-NACO INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   DEBT

     In December, 1998, a $3.0 million IRB was issued on behalf of the Company for its new paneling facility in Ashland, Wisconsin. The IRB's bear at an adjustable rate of interest as determined by the Public Bond Market Association Index. As of January 31, 1999, the adjustable interest rate on the bonds was set at 2.8%. The bonds mature in December, 2018.

     Immediately after consummation of the Merger (see Note 7), the Company entered into a new credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility will provide the Company with loans and other extensions of credit of up to $200 million. The initial net proceeds of the Credit Facility were used to (1) refinance existing bank debt and certain other indebtedness of the Company, (2) refinance substantially all of NACO's outstanding debt, (3) provide initial financing for the Company's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility. The Credit Facility has a LIBOR-based variable interest rate index and presently pays a 1.5% spread over the LIBOR base rate. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage, interest coverage, a minimum net worth restriction and restrictions on capital expenditures.

4.   PER SHARE DATA

     SFAS No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company in the second quarter of fiscal 1998. This new pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for each such period were not materially different than currently reported basic and diluted earnings per share.

     Common share equivalents included in the computation of diluted earnings per share include (in thousands):

                             Three Months Ended       Six Months Ended
                                 January 31,             January 31,
                             ------------------      ------------------
                              1999        1998        1999        1998
                             ------      ------      ------      ------
Stock options                  --          141         --          131
Business acquisition
  earn-out agreements          --          180         --          165


5.   UNCONSOLIDATED JOINT VENTURE

     The Company has various unconsolidated joint ventures with ownership interests of 40% to 50%. The most significant of these ventures is Anchor Brake Shoe, LLC with operations in West Chicago, Illinois. Summarized financial information for the Anchor Brake Shoe joint venture for the three and six months ended January 31, 1999 and 1998 is as follows:

                         ABC-NACO INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                             Three Months Ended       Six Months Ended
                                 January 31,             January 31,
                             ------------------      ------------------
                              1999        1998        1999        1998
                             ------      ------      ------      ------
Net sales                    $4,675      $4,158      $8,938      $8,274
Gross profit                  1,657       1,049       2,867       2,444
Net income                    1,098         467       1,743       1,268


6.   ACCOUNTING CHANGES

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

     On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash charge of $1.8 million ($1.1 million after-tax) to reflect the cumulative effect of this accounting change.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

7.   SUBSEQUENT EVENT

     On February 19, 1999, the shareholders of the Company approved the merger with NACO, Inc. to create one of the largest suppliers of technologically advanced products for the railroad industry.

     The following unaudited pro forma financial information gives effect to the Merger under the pooling-of-interests method of accounting, which means that the recorded assets, liabilities, income and expenses of ABC and NACO are combined at their historical amounts. The information assumes the issuance of 8.7 shares of ABC-NACO common stock for each share of NACO common stock and each NACO common stock equivalent that was issued and outstanding at the time of the Merger. As permitted in a pooling-of-interests business combination, the financial information reflects certain adjustments to conform the accounting policies of both companies, as described in Note 2 to the Unaudited Pro Forma Combined Financial Information. These adjustments retroactively conform, for all periods presented, the accounting policies of ABC and NACO, consistent with the intent to present ABC and NACO as though they had always been combined.

     The financial information is presented as if the Merger had been consummated as of August 1, 1997 for the Unaudited Pro Forma Combined Condensed Statements of Operations and as of January 31, 1999 for the Unaudited Pro Forma Combined Balance Sheet. ABC-NACO's fiscal year ends July 31. Prior to the Merger, ABC's fiscal year ended on July 31 and NACO's fiscal year ended on the Sunday closest to March 31. Thus, certain of the quarterly periods of ABC and NACO being compared in the following financial information do not compare the same six month periods, as permitted under Regulation S-X promulgated by the Securities and Exchange Commission. For purposes of presenting ABC-NACO's financial information on a pro forma combined basis, NACO's financial position as of January 31, 1999 and results of operations for the six months ended January 31, 1999 and December 28, 1997 have been combined with ABC's financial position as of January 31, 1999 and results of operations for the six months ended January 31, 1999 and January 31, 1998, respectively.

     The following financial information is being provided for illustrative purposes only. The financial information is not necessarily indicative of the operating results and financial position that might have been achieved had the Merger been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of operating results and financial position that may occur in the future. This information also does not reflect (1) the effect of any operating income improvements that may be achieved as a result of the Merger, or (2) costs associated with combining the operations of ABC and NACO.

                                  ABC-NACO INC.
                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             AS OF JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                           Historical                    Pro Forma
                                             --------------------------------------     Adjustments              Pro Forma
                                                   ABC                  NACO            (See Note 2)              Combined
                                             -----------------    -----------------    ----------------      ---------------
ASSETS:
  Cash and marketable securities               $       0              $    540              $    --             $     540
  Accounts receivable, net                        48,153                35,258                   --                83,411
  Inventories, net                                59,829                23,291                   --                83,120
  Other current assets                             8,690                 4,922                   --                13,612
                                               ---------             ---------             ----------           ---------
  Total current assets                           116,672                64,011                   --               180,683
  Property, plant and equipment, net             151,788                68,334                   --               220,122
  Investment in unconsolidated joint ventures     15,109                    --                                     15,109
  Other assets                                    34,526                   585                   --                35,111
                                               ---------             ---------             ----------           ---------
     Total assets                              $ 318,095              $132,930              $    --             $ 451,025
                                               ---------             ---------             ----------           ---------
                                               ---------             ---------             ----------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Cash overdrafts                              $   3,614              $  1,929              $    --             $   5,543
  Accounts payable                                36,663                38,250                   --                74,913
  Accrued liabilities                             14,452                14,342                   --                28,794
  Current maturities of long-term debt             2,977                 8,393                   --                11,370
                                               ---------             ---------             ----------           ---------
  Total current liabilities                       57,706                62,914                   --               120,620
  Long-term debt, less current maturities        162,955                43,697                   --               206,652
  Other noncurrent liabilities                    13,169                13,761                1,965 (c)            28,895

  Common stock                                        90                     6                   --                    96
  Paid-in capital                                 67,798                   271                   --                68,069
  Retained earnings                               16,377                12,784               (1,965)               27,196
  Cumulative translation adjustment                   --                  (503)                  --                  (503)
                                               ---------             ---------             ----------           ---------
  Total stockholders' equity                      84,265                12,558               (1,965)(c)            94,858
                                               ---------             ---------             ----------           ---------
    Total liabilities and
      stockholders' equity                     $ 318,095              $132,930              $    --             $ 451,025
                                               ---------             ---------             ----------           ---------
                                               ---------             ---------             ----------           ---------

                                  ABC-NACO INC.
         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Historical                    Pro Forma
                                             --------------------------------------     Adjustments              Pro Forma
                                                   ABC                  NACO            (See Note 2)              Combined
                                             -----------------    -----------------    ----------------      ---------------

Net sales                                      $ 150,935              $182,995             ($1,100)(b)          $332,830
Cost of sales                                    138,077               154,761              (4,924)(a,c)         287,914
                                               ---------             ---------             ------------        ---------
  Gross profit                                    12,858                28,234               3,824                44,916
Selling, general and administrative expenses       9,718                17,643               4,824 (a)            32,185
                                               ---------             ---------             ----------           ---------
  Operating income                                 3,140                10,591              (1,000)               12,731
Equity income of unconsolidated joint ventures      (553)                    0                   0                  (553)
Interest expense                                   5,983                 2,513                                     8,496
Other non-operating expense                            0                 1,100              (1,100)(b)                 0
                                               ---------             ---------             ----------           ---------


  Income (loss) before taxes, cumulative
    effect of accounting change                   (2,290)                6,978                 100                 4,788
Provision (benefit) for income taxes                (962)                1,038                  40(d)                116
                                               ---------             ---------             ----------           ---------
  Income (loss) before cumulative effect
    of accounting change                       $  (1,328)            $   5,940             $    60              $  4,672
                                               ---------             ---------             ----------           ---------
                                               ---------             ---------             ----------           ---------

Income (loss) before cumulative effect of
  accounting change per share:
    Basic                                         ($0.15)                                                          $0.26
    Diluted                                       ($0.15)                                                          $0.25

Weighted average shares outstanding:
     Basic                                         8,976                                                          17,964
     Diluted                                       8,976                                                          18,526

                                  ABC-NACO INC.
          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Historical                    Pro Forma
                                             --------------------------------------     Adjustments              Pro Forma
                                                   ABC                  NACO            (See Note 2)              Combined
                                             -----------------    -----------------    ----------------      ---------------

Net sales                                      $ 138,255              $148,255              ($848)(b)             $285,662
Cost of sales                                    124,137               127,650             (4,696)(a,c)            247,091
                                               ---------             ---------             -----------           ---------

  Gross profit                                    14,118                20,605              3,848                   38,571
Selling, general and administrative expenses       7,973                14,477              4,596 (a)               27,046
                                               ---------             ---------             ----------            ---------
  Operating income                                 6,145                 6,128               (748)                  11,525
Equity income of unconsolidated joint ventures      (669)                    0                  0                     (669)
Interest expense                                   3,568                 2,856                  0                    6,424
Other non-operating expense                            0                   848               (848)(b)                    0
                                               ---------             ---------             ----------            ---------
  Income before taxes, cumulative effect of
    accounting change                              3,246                 2,424                100                    5,770
Provision for income taxes                         1,428                 1,290                 40(d)                 2,758
                                               ---------             ---------             ----------            ---------
  Income before cumulative effect of
    accounting change                          $   1,818             $   1,134             $   60                $   3,012
                                               ---------             ---------             ----------            ---------
                                               ---------             ---------             ----------            ---------


Income before cumulative effect of accounting
    change per share:
      Basic                                        $0.20                                                             $0.17
      Diluted                                      $0.20                                                             $0.16

Weighted average shares outstanding:
     Basic                                         8,963                                                            17,834
     Diluted                                       9,259                                                            18,602

                                 ABC-NACO INC.

                         NOTES TO UNAUDITED PRO FORMA
                        COMBINED FINANCIAL INFORMATION

NOTE 1--BASIS OF PRESENTATION

     The Unaudited Pro Forma Combined Financial Information assumes the issuance of 8.7 shares of ABC common stock and common stock equivalents in exchange for each outstanding share of NACO common stock and common stock equivalent. This financial information also assumes that the Merger will be accounted for using the pooling-of-interests method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board. The pooling-of-interests method of accounting assumes that ABC and NACO have been merged from their inception, and the historical financial statements for periods prior to the consummation of the Merger are restated as though ABC and NACO have been combined from their inception.

     Pursuant to the rules and regulations promulgated by the Securities and Exchange Commission, the Unaudited Pro Forma Combined Condensed Statements of Operations exclude the results of operations associated with extraordinary items and cumulative effects of accounting changes. The Unaudited Pro Forma Combined Financial Information does not give effect to any cost savings which may result from the integration of ABC's and NACO's operations, nor does it include the special charges directly related to the Merger, which were incurred to complete the Merger and which have been and will continue to be incurred to achieve anticipated savings.

     The financial information is presented as if the Merger had been consummated as of August 1, 1997 for the Unaudited Pro Forma Combined Condensed Statements of Operations and as of January 31, 1999 for the Unaudited Pro Forma Combined Balance Sheet. ABC-NACO's fiscal year ends July
31. Prior to the Merger, ABC's fiscal year ended on July 31 and NACO's fiscal year ended on the Sunday closest to March 31. Thus, certain of the quarterly periods of ABC and NACO being compared in the financial statements do not compare the same six month periods, as permitted under Regulation
S-X promulgated by the Securities and Exchange Commission. For purposes of presenting ABC-NACO's financial information on a pro forma combined basis, NACO's financial position as of January 31, 1999 and results of operations for the six months ended January 31, 1999 and December 28, 1997 have been combined with ABC's financial position as of January 31, 1999 and results of operations for the six months ended January 31, 1999 and January 31, 1998, respectively.

NOTE 2--ADJUSTMENTS TO CONFORM ACCOUNTING POLICIES

     As permitted in a pooling-of-interests business combination, the Unaudited Pro Forma Combined Financial Information reflects certain adjustments to conform the accounting policies of ABC and NACO. The pro forma adjustments are as follows:

(a) ABC and NACO classified certain types of plant and administrative costs differently in their respective classified statements of operations. All expenses classified in ABC's historical financial statements as a component of cost of sales have been reclassified as selling, general and administrative expenses in order to conform the presentation of these expenses. These expenses were as follows (in thousands):

                                                           Six Months Ended
                                                              January 31,
                                                           ----------------
                                                            1999     1998
                                                           ------   ------
         Administrative and accounting salaries
           and related costs...............................$3,103   $3,296
         Information systems costs and other............... 1,721    1,300
                                                           ------   ------
                                                           $4,824   $4,596
                                                           ------   ------
                                                           ------   ------

                                 ABC-NACO INC.

                         NOTES TO UNAUDITED PRO FORMA
                  COMBINED FINANCIAL INFORMATION--(CONTINUED)


(b) ABC and NACO classified cash discounts taken by customers differently in their respective classified statements of operations. The discounts classified in NACO's historical financial statements as a component of other non-operating expense were reclassified as a reduction of net sales in order to conform the presentation of discounts.

(c) Conformity in the method of original adoption of Statement of Financial Accounting Standards No. 106--"Employers Accounting for Postretirement Benefits Other Than Pensions." ABC chose to recognize the 1993 transition obligation ratably over a 20-year period. NACO chose the option of immediate recognition. ABC-NACO will follow the immediate recognition method.

(d) Estimated provision for income taxes related to pro forma adjustments described in (c) above are based on an assumed combined federal and state income tax rate of approximately 40%.

     As a result, these adjustments retroactively conform, for all periods presented, the accounting policies of ABC and NACO consistent with the intent to present ABC and NACO as though they had always been combined.

NOTE 3--MERGER-RELATED CHARGES AND POTENTIAL SAVINGS

     In connection with the integration of ABC's and NACO's operations, ABC-NACO currently expects to record special charges estimated to be between $15 million and $20 million ($11 million and $14 million on an after-tax basis). These special charges principally relate to debt refinancing costs of approximately $5 million to $6 million (including prepayment penalties of approximately $4.4 million to $5.4 million and write-off of unamortized deferred financing costs); the direct costs of the Merger (principally financial advisors, legal, printing and accounting costs) of approximately $7 million to $9 million; and severance and related costs to eliminate duplicative functions and excess capacity of approximately $3 million to $5 million for salaried and hourly plant and headquarter employee terminations. ABC-NACO expects to incur these costs within the next six to twelve months. Substantially all of these costs, other than write-offs of deferred financing costs, require cash outlays. ABC-NACO will report debt refinancing costs on an after-tax basis as an extraordinary charge in the quarter ending April 30, 1999. These special charges have not been included in the Unaudited Pro Forma Combined Condensed Statements of Operations or the Unaudited Pro Forma Combined Balance Sheet. Management also estimates that incremental capital expenditures of approximately $9 million over the next six to twelve months will be necessary to implement the integration of ABC's and NACO's operations.

                                 ABC-NACO INC.

                         NOTES TO UNAUDITED PRO FORMA
                  COMBINED FINANCIAL INFORMATION--(CONTINUED)


NOTE 4--NET PER SHARE DATA

     The pro forma combined per share data has been computed based on the combined historical income from continuing operations as adjusted for retroactive changes in certain accounting methods of ABC and NACO in order to achieve conformity. The weighted average number of shares outstanding for the periods presented was calculated to give effect to shares assumed to be issued under the terms of the Merger Agreement as if the Merger and the issuance of shares of ABC common stock in the Merger had occurred at the beginning of the periods presented. For purposes of this calculation, ABC's weighted average common and equivalent shares outstanding were increased by NACO's weighted average common and equivalent shares outstanding (as adjusted by multiplying NACO's shares by 8.7, the merger exchange ratio) for each period presented.

NOTE 5--OTHER MATTERS

     During the six months ended January 31, 1999, NACO reversed a $2.4 million deferred tax liability related to a tax contingency item for which the statute of limitations expired.

    Immediately following the consummation of the Merger, ABC-NACO refinanced its debt by entering into the Credit Facility. The Credit Facility will provide ABC-NACO with loans and other extensions of credit of up to $200 million. The initial net proceeds of the Credit Facility were used to
(1) refinance existing bank debt and certain other indebtedness of ABC-NACO,
(2) refinance substantially all of NACO's outstanding debt, (3) provide initial financing for ABC-NACO's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility.

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the interim periods included in the accompanying unaudited Consolidated Financial Statements. As noted above in Note 1, the following information relates to ABC prior to its February 19, 1999 merger with NACO.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

NET SALES. Net sales increased 4.3% to $73.4 million from $70.4 million. The increase in sales is due primarily to an increase in sales in the Wheel Manufacturing and Wheel Services Division ($8.2 million), with production up substantially over last year at the wheel manufacturing facility, along with increased activity in the wheel services group to support customers that build new railcars. Offsetting this increase was a $6.8 million reduction in sales within the Track Products Division. Track orders from two of our major Class I Railroad customers were down significantly from the second quarter last year. The decline in orders from one of these major customers is due to an across-the-board reduction in orders for capital goods by that customer that may also impact future periods.

GROSS PROFIT AND COST OF SALES. Gross profit decreased to 6.7% of revenue in 1999 from 10.4% of revenue in 1998. The decrease in the gross profit is primarily the result of the reduction in the Track Products Division as a result of lower sales volume and inefficiencies during the initial start-up of production at the Company's new state-of-the-art Rail Mill, partially offset by the improved operating results of the Wheel Division. The gross profit margin for the Track Products Division decreased approximately 95% (11.9 percentage points), while the gross profit margin for the Wheel Division increased 4% (0.4 percentage points).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.7 million. The increase in expenses between periods reflects additional expense required to support the Company's new information systems (SAP's R/3 enterprise-wide software) and other general increases.

OTHER. On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash charge of $1.8 million ($1.1 million after-tax) to reflect the cumulative effect of this accounting change.

Interest expense, net of $0.9 million capitalized on the Company's major capitalization projects, increased $2.3 million, due primarily to an overall higher level of debt to support working capital increases and capital project spending.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998

NET SALES. Net sales increased 9.2% to $150.9 million from $138.3 million. The increase in sales is due primarily to a general increase in sales in the Wheel Services Division ($18.3 million) and the additional sales associated with the second quarter of fiscal 1998 acquisition of United Railway Signal Group, Inc. Offsetting this increase was a $10.6 million reduction in sales within the Track Products Division. Track orders from two of our major Class I Railroad customers were down significantly from the first six months of last year. The decline in orders from one of these major customers is due to an across-the-board reduction in orders for capital goods by that customer that may also impact future periods.

GROSS PROFIT AND COST OF SALES. Gross profit decreased from 10.2% of revenue in 1998 to 8.5% of revenue in 1999. The decrease in the gross profit is primarily the result of the reduction in the Track Products Division as a result of lower sales volume and the inefficiencies during initial start-up of production at the Company's new state-of-the-art Rail Mill, partially offset by the improved operating results of the Wheel Division. The gross profit margin for the Track Products Division decreased approximately 54% (6.6 percentage points), while the gross profit margin for the Wheel Division increased 27% (2.2 percentage points).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.7 million. The increase in expenses between periods reflects additional expense in the customer support area (field sales and customer service) to meet the expanding needs of our customers, the additional effort required to support the Company's new information systems (SAP's R/3 enterprise-wide software), and other general increases.

OTHER. The non-cash effect of an accounting change of $2.6 million ($1.6 million after-tax) in fiscal 1998 represents the write-off, in accordance with Statement of Position 98-5, of previously capitalized start-up costs.

On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash, charge of $1.8 million ($1.1 million after-tax) to reflect the cumulative effect of this accounting change.

Interest expense, net of $0.2 million capitalized on the Company's major capitalization projects, increased $2.3 million, due primarily to an overall higher level of debt to support working capital increases and capital project spending.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 31, 1999 and 1998, net cash provided by (used in) operating activities totaled $3.8 million and ($0.3) million, respectively. The increase in operating cash flow is due primarily to a net reduction in working capital.

Capital expenditures during the first six months of fiscal 1999 and 1998 were $20.9 million and $26.4 million, respectively. Spending during the first half of fiscal 1999 is related primarily to cost associated with the implementation of SAP's R/3 enterprise-wide software, a new track panel facility in Ashland, Wisconsin, normal improvements to the Calera, Alabama wheel plant and production equipment for a new facility to process used rail into reusable heat-treated and head-hardened rail.

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

For the six months ended January 31, 1999 and 1998, net cash provided by financing activities totaled $17.0 million and $28.1 million respectively.

On December 23, 1997, the Company (under the Registration Statement filed with the SEC on November 15, 1996) completed an offering of $25 million 8-3/4% Senior Subordinated Notes, Series B (the "8-3/4% Notes"). The Company used the $24.1 million of net proceeds of this Offering to repay indebtedness under its primary credit facility. The 8-3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. The 8-3/4% Notes rank with the 9-1/8% Notes. Financing costs of $1.2 million were deferred in connection with the issuance of the 8-3/4% Notes. The 8-3/4% Notes will mature in 2000, unless repurchased earlier at the option of the Company on or after December 31, 1999 at 102% of face value prior to December 30, 2000 or at 100% of face value thereafter.
The 8-3/4% Notes are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined in the Indenture). The
Indenture under which the 8-3/4% Notes were issued subjects the Company to various financial covenants which are substantially similar to the covenants relating to the 9-1/8% Notes.

In December, 1998, a $3.0 million IRB was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of January 31, 1999, the adjustable interest rate on the bonds was set at 2.8%. The bonds mature in December 2018.

Immediately after consummation of the Merger (see Note 7), the Company entered into a new credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility will provide the Company with loans and other extensions of credit of up to $200 million. . The initial net proceeds of the Credit Facility were used to (1) refinance existing bank debt and certain other indebtedness of the Company, (2) refinance substantially all of NACO's outstanding debt, (3) provide initial financing for the Company's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility. The Credit Facility has a LIBOR-based variable interest rate index and presently pays a 1.5% spread over the LIBOR base rate. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage, interest coverage, a minimum net worth restriction and restrictions on capital expenditures.

During the second quarter of fiscal 1999, the Company suspended activity on the project to process used rail into reusable heat-treated and head-hardened rail. The project is being re-evaluated in conjunction with the ABC-NACO merger.

The following Year 2000 ("Y2K") discussion relates to ABC prior to the merger with NACO. As described in detail in Item 7 of the Company's fiscal 1998 Form 10-K, the Company is actively addressing its Y2K issues. The Company remains on target with the remediation initiatives detailed in the Form 10-K. At the present time, management is unable to estimate the potential impact on the Company of the possible failure of its customers and suppliers to become Y2K compliant. If the Company's major customers and suppliers are not and do not become Y2K compliant on a timely basis, the Company's results of operations could be adversely affected.

REGARDING FORWARD-LOOKING STATEMENTS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: The statements contained in this release which are not historical facts, such as those concerning future financial performance and growth, may be deemed to be forward-looking statements that are subject to change based on various factors which may be deemed to be forward-looking statements that are subject to change based on various factors which may be beyond the control of ABC-NACO Inc. Accordingly, actual results of the company could differ materially from those expressed or implied in any such forward-looking statement. Factors that could affect actual results are described more fully in the ABC Rail Products Corporation Proxy Statement/Prospectus dated January 21, 1999, under the caption "Cautionary Statement Concerning Forward Looking Statements."

Part II                    OTHER INFORMATION
-------                    -----------------
Item 3 - Quantitative and Qualitative Disclosures about Market Risks

         ABC's market risk sensitive instruments do not subject ABC to material market risk exposures, except as such risks related to interest rate fluctuations. As of January 31, 1999, ABC has long-term debt outstanding with a carrying value of $162.9 million. The estimated fair value of this debt is $160.4 million. ABC historically has not entered into interest rate protection agreements. Fixed interest rate debt outstanding as of January 31, 1999 represents 47.2% of total debt, carries an average interest of 8.9% and matures as follows:
         $0.01 million in fiscal 1999, $0.05 million in fiscal 2000, $0.5 million in fiscal 2001, $0.5 million in fiscal 2002, $0.6 million in fiscal 2003 and $76.2 million thereafter. Variable interest rate debt outstanding as January 31, 1999 had an average interest rate at that date of 6.9% and matures as follows: $1.3 million in fiscal 1999, $78.3 million in fiscal 2000, $2.4 million in fiscal 2001, $2.4 million in fiscal 2002, $0.2 million in fiscal 2003 and $3.0 million thereafter.

Item 4 - Submission of Matters to a Vote of Security Holders

         On February 19, 1999, ABC held a special meeting of stockholders. The following matters were submitted for shareholder approval:

          1.) The issuance of shares pursuant to the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of December 10, 1998, which provides for the merger of ABCR Acquisition Sub., Inc. with and into NACO Inc. The votes cast for, votes cast against and abstentions were as follows:

                    For                  Against            Abstain
                 ---------               -------            -------
                 7,329,721                4,312              10,600

          2.) To amend the ABC's certificate of incorporation to provide for a classified board of directors as provided in the merger agreement. The votes cast for, votes cast against and abstentions were as follows:

                    For                  Against            Abstain
                 ---------               -------            -------
                 6,130,603               1,212,474           10,600

          3.) To amend the ABC's certificate of incorporation to change the name of the corporation to "ABC-NACO Inc.". The votes cast for, votes cast against and abstentions were as follows:

                    For                  Against            Abstain
                 ---------               -------            -------
                 7,794,016                4,542              10,050

          4.) To consider a proposal to postpone or adjourn the Special Meeting, if proposed by the Company's board of directors. The votes cast for, votes cast against and abstentions were as follows:

                    For                  Against            Abstain
                 ---------               -------            -------
                 4,934,499              2,421,229           360,890

Item 5 - Other Information

          On February 19, 1999, the Company consummated its Merger with NACO, a privately held Delaware corporation that designs, manufactures and supplies highly engineered cast steel and related products for the railroad supply and flow control supply markets. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 10, 1998, as amended as of February 16, 1999, by and among ABC, ABCR, a Delaware corporation and wholly owned subsidiary of ABC, and NACO, ABCR merged with and into NACO, and NACO became a wholly owned subsidiary of ABC. As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock. ABC issued approximately 9.4 million shares of its common stock. The Merger was treated as a tax-free reorganization for federal income tax purposes and will be accounted for as a pooling-of-interests transaction. In connection with the Merger, ABC filed a certificate of amendment to its Restated Certificate of Incorporation (1) changing its name to "ABC-NACO Inc." and (2) providing for a classified board of directors.

          Immediately after consummation of the Merger, the Company entered into a new credit facility (the "Credit Facility") with a syndicate of financial institutions in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility will provide the Company with loans and other extensions of credit of up to $200 million. The initial net proceeds of the Credit Facility were used to (1) refinance existing bank debt and certain other indebtedness of the Company, (2) refinance substantially all of NACO's outstanding debt, (3) provide initial financing for the Company's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility.

          On March 4, 1999, the Company issued a press release reporting (1) ABC's earnings and, on a pro forma combined basis, ABC-NACO's earnings, for the three months and the six months ended January 31, 1999 and 1998, and (2) certain initiatives that the Company will be undertaking within its track products group to reduce manufacturing costs and increase profitability.

Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits

          2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 10, 1998 (the "Merger Agreement"), by and among ABC,
               ABCR Acquisition Sub, Inc. and NACO (incorporated herein by reference to Exhibit 2.1 to ABC's Registration Statement on
               Form S-4 (Reg. No. 333-65517), as filed with the Securities and Exchange Commission on January 21, 1999).

          2.2  Amendment to the Merger Agreement, dated as of February 16,
               1999, by and among ABC, ABCR, ABCR Acquisition Sub, Inc. and
               NACO (incorporated by reference by Exhibit 2.2 to ABC-NACO's
               Current Report on Form 8-K dated February 19, 1999 (the
               "Form 8-K")).

          3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K).

          3.2 Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Form 8-K).

          4.1  Credit Agreement, dated as of February 19, 1999, among
               ABC-NACO, ABC-NACO de Mexico, S.A. de C.V., Dominion Castings
               Limited, Bank of America Canada (as Canadian Revolving Lender),
               Bank of America National Trust and Savings Association (as Agent and Letter of Credit Issuing Lender), and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K).

          4.2  Specimen Common Stock Certificate.

         10.1 Registration Rights Agreement, dated as of February 19, 1999, by and among ABC and certain affiliates of NACO listed as parties thereto.

         10.2  Form of Amended and Restated Employment Agreement, dated as of
               February 19, 1999, entered into between ABC and each of Joseph A.
               Seher, Vaughn W. Makary, Wayne R. Rockenbach and John W. Waite.

         10.3 Form of Stock Purchase Agreement entered into between NACO and certain of its employees.

         27.1  Financial Data Schedule.

         (b) Reports on Form 8-K

               ABC-NACO filed a Form 8-K on March 5, 1999 to announce the consummation of the merger with NACO, Inc. (pursuant to the merger agreement dated as of December 10, 1998, as amended as of February 16, 1999), the changing of ABC's name to ABC-NACO Inc. and providing for a classified board of directors. The Form 8-K also describes the new credit facility.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABC-NACO INC.

                                       By: /s/ J. P. Singsank
                                          ---------------------------
                                          J. P. Singsank
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                            Officer)

Date: March 16, 1999

                                    EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT

2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 10, 1998 (the "Merger Agreement"), by and among ABC, ABCR Acquisition Sub, Inc. and NACO (incorporated herein by reference to Exhibit 2.1 to ABC's Registration Statement on Form S-4 (Reg. No. 333-65517), as filed with the Securities and Exchange Commission on January 21, 1999).

2.2 Amendment to the Merger Agreement, dated as of February 16, 1999, by and among ABC, ABCR, ABCR Acquisition Sub, Inc. and NACO (incorporated by reference to Exhibit 2.2 to ABC-NACO's Current Report on Form 8-K dated February 19, 1999 (the "Form 8-K")).

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K).

3.2         Restated By-Laws (incorporated by reference to Exhibit 3.2 to the
            Form 8-K).

4.1 Credit Agreement, dated as of February 19, 1999, among ABC-NACO, ABC-NACO de Mexico, S.A. de C.V., Dominion Castings Limited, Bank of America Canada (as Canadian Revolving Lender), Bank of America National Trust and Savings Association (as Agent and Letter of Credit Issuing Lender), and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.2         Specimen Common Stock Certificate.

10.1 Registration Rights Agreement, dated as of February 19, 1999, by and among ABC and certain affiliates of NACO listed as parties thereto.

10.2 Form of Amended and Restated Employment Agreement, dated as of February 19, 1999, entered into between ABC and each of Joseph A. Seher, Vaughn W. Makary, Wayne R. Rockenbach and John W. Waite.

10.3 Form of Stock Purchase Agreement entered into between NACO and certain of its employees.

27.1        Financial Data Schedule.