Form 10-Q
period 1999-04-30
ABC NACO INC
filed 1999-06-14
CIK 913364

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1999
                                              --------------

                                      OR
            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                        Commission File Number  0-22906
                                              ------------

                                 ABC-NACO INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                       36-3498749
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)


   2001 Butterfield Road, Suite 502                          60515
      Downers Grove, IL                                   (Zip Code)
(Address of principal executive offices)

                                 (630)852-1300
                                 -------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No_________
   --------

At May 31, 1999, there were 18,356,436 shares of the registrant's common stock outstanding.

                        ABC-NACO INC. AND SUBSIDIARIES


                                     INDEX

                                                                              Page
                                                                              ----
Part I    Financial Information

     Item 1  Unaudited Consolidated Financial Statements

               Unaudited Consolidated Balance Sheets                             3

               Unaudited Consolidated Statements of Operations                   4

               Unaudited Consolidated Statements of Stockholders' Equity         5

               Unaudited Consolidated Statements of Cash Flows                   6

               Notes to Unaudited Consolidated Financial Statements              7


     Item 2  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                   12

     Item 3  Quantitative and Qualitative Disclosures about Market Risks        17


Part II   Other Information

     Item 4  Submission of Matters to a Vote of Security Holders                18
     Item 6  Exhibits and Reports on Form 8-K                                   18

                        ABC -NACO INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    As of April 30, 1999 and July 31, 1998
                                  (Unaudited)

Part I - Financial Information
Item 1 - Unaudited Consolidated Financial Statements

(In thousands, except share data)

                                                                                                April 30,     July 31,
                                                                                                   1999         1998
                                                                                               ----------    ----------
ASSETS
------
CURRENT ASSETS:
     Cash                                                                                       $   3,033    $    273
     Accounts receivable, less allowances of $1,708 and $2,113, respectively                       84,406      90,252
     Inventories                                                                                   76,576      74,521
     Prepaid expenses and other current assets                                                     14,349       4,680
     Prepaid income taxes                                                                           5,020       4,164
                                                                                                ---------    --------

          Total current assets                                                                    183,384     173,890
                                                                                                ---------    --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                           5,222       4,423
     Buildings and improvements                                                                    32,185      24,949
     Machinery and equipment                                                                      270,981     172,879
     Construction in progress                                                                      16,188      80,057
                                                                                                ---------    --------
                                                                                                  324,576     282,308
     Less - Accumulated depreciation                                                             (101,844)    (82,623)
                                                                                                ---------    --------

          Net property, plant and equipment                                                       222,732     199,685
                                                                                                ---------    --------

INVESTMENT IN UNCONSOLIDATED  JOINT VENTURES                                                       15,073      15,586
                                                                                                ---------    --------

OTHER ASSETS - net                                                                                 34,698      35,464
                                                                                                ---------    --------

          Total assets                                                                          $ 455,887    $424,625
                                                                                                =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Cash overdrafts                                                                            $       -    $  6,560
     Current maturities of long-term debt                                                           8,598      11,372
     Accounts payable                                                                              70,591      59,694
     Accrued liabilities                                                                           40,699      35,134
                                                                                                ---------    --------
          Total current liabilities                                                               119,888     112,760
                                                                                                ---------    --------

LONG-TERM DEBT, less current maturities                                                           221,368     190,199
                                                                                                ---------    --------

DEFERRED INCOME TAXES                                                                              13,358      10,656
                                                                                                ---------    --------

OTHER LONG-TERM LIABILITIES                                                                        18,838      18,940
                                                                                                ---------    --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                                   -           -
     Common stock, $.01 par value; 25,000,000 shares authorized;
      18,356,436 and 17,872,976  shares outstanding as of April 30, 1999 and July 31, 1998 ,
      respectively                                                                                    184         179
     Additional paid-in capital                                                                    67,981      67,980
     Retained earnings                                                                             14,677      24,309
     Cumulative translation adjustment                                                               (407)       (398)
                                                                                                ---------    --------

          Total stockholders' equity                                                               82,435      92,070
                                                                                                ---------    --------

          Total liabilities and stockholders' equity                                            $ 455,887    $424,625
                                                                                                =========    ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                        ABC -NACO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended April 30, 1999 and 1998
                                  (Unaudited)


(In thousands, except per share data)

                                                                                        Three Months Ended      Nine Months Ended
                                                                                             April 30,              April 30,
                                                                                       ---------------------  ---------------------
                                                                                          1999       1998        1999       1998
                                                                                       ----------  ---------  ----------  ---------
NET SALES                                                                               $173,625   $173,919    $506,455   $459,581
COST OF SALES                                                                            149,072    147,221     438,020    395,059
                                                                                        --------   --------    --------   --------
     Gross profit                                                                         24,553     26,698      68,435     64,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              14,919     14,316      46,070     40,607
MERGER RELATED AND OTHER RESTRUCTURING COSTS                                              16,096         --      16,096         --
                                                                                        --------   --------    --------   --------
     Operating income(loss)                                                               (6,462)    12,382       6,269     23,915
EQUITY LOSS(INCOME) OF UNCONSOLIDATED JOINT VENTURES                                          36       (418)       (517)    (1,087)
INTEREST EXPENSE                                                                           4,262      3,278      12,404      9,429
AMORTIZATION OF DEFERRED FINANCING COSTS                                                     217        173         571        446
                                                                                        --------   --------    --------   --------
     Income(loss) before income taxes and cumulative effect of accounting changes        (10,977)     9,349      (6,189)    15,127
                and extraordinary item
PROVISION(CREDIT) FOR INCOME TAXES                                                        (1,556)     3,765      (1,440)     6,527
                                                                                        --------   --------    --------   --------
     Income(loss) before cumulative effect of accounting changes and
     extraordinary item                                                                   (9,421)     5,584      (4,749)     8,600
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, net of income
     taxes of $1,014 and $695, respectively                                                   --         --      (1,620)    (1,111)
EXTRAORDINARY ITEM, net of income tax of $2,062                                           (3,158)        --      (3,158)        --
                                                                                        --------   --------    --------   --------
             Net income (loss)                                                          $(12,579)  $  5,584    $ (9,527)  $  7,489
                                                                                        ========   ========    ========   ========

EARNINGS PER SHARE DATA
Basic:
   Income(loss) before cumulative effect of accounting changes and extraordinary item   $  (0.52)  $   0.31    $  (0.26)  $   0.48
   Cumulative effect of accounting changes                                                    --         --       (0.09)     (0.06)
   Extraordinary item                                                                     ( 0.17)        --       (0.18)        --
                                                                                        --------   --------    --------   --------
                  Net income (loss)                                                     $  (0.69)  $   0.31    $  (0.53)  $   0.42
                                                                                        ========   ========    ========   ========

   Weighted average common shares outstanding                                             18,356     17,862      18,074     17,844
                                                                                        ========   ========    ========   ========

Diluted:
   Income(loss) before cumulative effect of accounting changes and extraordinary item   $  (0.52)  $   0.30    $  (0.26)  $   0.47
   Cumulative effect of accounting changes                                                    --         --       (0.09)     (0.06)
   Extraordinary item                                                                     ( 0.17)        --       (0.18)        --
                                                                                        --------   --------    --------   --------
                  Net income (loss)                                                     $  (0.69)  $   0.30    $  (0.53)  $   0.41
                                                                                        ========   ========    ========   ========

   Weighted average common and equivalent shares outstanding                              18,356     18,496      18,074     18,461
                                                                                        ========   ========    ========   ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                        ABC -NACO INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended April 30, 1999 and 1998
                                  (Unaudited)


(In thousands)

                                                                               Additional                Currency
                                                                      Common     Paid-in    Retained   Translation
                                                                       Stock     Capital    Earnings    Adjustment    Total
                                                                      -------  -----------  ---------  ------------  --------
BALANCE, July 31, 1997                                                  $179      $67,512    $10,710         $ (35)  $78,366
   Former NACO comprehensive income for the three months
      ended June 29, 1997                                                  -            -        932           (55)      877
   Former NACO common stock cancelled during the three
      months ended June 29, 1997                                          (1)          (1)         -             -        (2)
   Comprehensive income(loss)                                              -            -      7,489           (72)    7,417
   Common stock issued                                                     -           20          -             -        20
   Shares issued in business acquisition                                   -          436          -             -       436
                                                                        ----      -------    -------         -----   -------

BALANCE, April 30, 1998                                                 $178      $67,967    $19,131         $(162)  $87,114
                                                                        ====      =======    =======         =====   =======


BALANCE, July 31, 1998                                                  $179      $67,980    $24,309         $(398)  $92,070
   Former NACO comprehensive loss for the month ended
      July 31, 1998                                                        -            -       (105)          (99)     (204)
   Comprehensive income(loss)                                              -            -     (9,527)           90    (9,437)
   Common stock issued                                                     5            1          -             -         6
                                                                        ----      -------    -------         -----   -------
BALANCE, April 30, 1999                                                 $184      $67,981    $14,677         $(407)  $82,435
                                                                        ====      =======    =======         =====   =======

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                        ABC -NACO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three and Nine Months Ended April 30, 1999 and 1998
                                  (Unaudited)


(In thousands)

                                                                                      Three Months Ended        Nine Months Ended
                                                                                           April 30,                April 30,
                                                                                    ---------------------     ---------------------
                                                                                        1999       1998          1999       1998
                                                                                    ----------  ---------     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $ (12,579)  $  5,584      $  (9,527)  $  7,489
   Adjustments to reconcile net income(loss) to net cash provided by operating activities:
     Extraordinary item                                                                 3,158          -          3,158          -
     Cumulative effect of accounting change                                                 -          -          1,620      1,111
     Merger related and other restructuring costs                                      16,096          -         16,096          -
     Equity (income)loss of unconsolidated joint venture                                   36       (418)          (517)    (1,087)
     Depreciation and amortization                                                      8,007      6,745         21,743     18,068
     Deferred income taxes                                                              3,067      1,925          2,358      2,559
     Changes in certain assets and liabilities, net of effects of business acquisitions
       Account receivables - net                                                       (1,367)    (8,357)         4,166    (24,948)
       Inventories                                                                      6,544     (1,754)        (1,665)    (3,875)
       Prepaid expenses and other current assets                                      (14,492)       119        (18,049)    (2,267)
       Other assets - net                                                                 242     (1,507)        (1,618)    (5,370)
       Accounts payable and accrued liabilities                                        (2,308)     8,784          7,409     21,265
       Other long-term liabilities                                                        294     (1,536)          (391)    (1,428)
                                                                                    ---------   --------      ---------   --------
       Total adjustments                                                               19,277      4,001         34,310      4,028
                                                                                    ---------   --------      ---------   --------

          Net cash provided by operating activities                                     6,698      9,585         24,783     11,517
                                                                                    ---------   --------      ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (9,428)   (19,866)       (41,792)   (52,138)
     Business acquisitions, less cash acquired                                              -       (339)             -     (1,378)
     Investment in unconsolidated joint ventures                                            -        (21)             -       (362)
                                                                                    ---------   --------      ---------   --------

          Net cash  used in investing activities                                       (9,428)   (20,226)       (41,792)   (53,878)
                                                                                    ---------   --------      ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in cash overdrafts                                                           (5,543)    (4,235)       (10,042)    (1,850)
   Issuance of senior subordinated notes                                                    -          -              -     25,000
   Net borrowings under new credit facility                                           132,400          -        132,400          -
   Payment with proceeds from new financing                                          (120,648)         -       (120,648)         -
   Net borrowings under other indebtedness                                                192     14,773         19,416     20,545
   Payment of deferred financing costs                                                 (1,178)         -         (1,363)    (1,316)
   Proceeds from sale of common stock                                                       -         20              6         20
                                                                                    ---------   --------      ---------   --------

          Net cash provided by financing activities                                     5,223     10,558         19,769     42,399
                                                                                    ---------   --------      ---------   --------

          Net change in cash                                                            2,493        (83)         2,760         38

CASH, beginning of period                                                                 540        345            273        224
                                                                                    ---------   --------      ---------   --------

CASH, end of period                                                                 $   3,033   $    262      $   3,033   $    262
                                                                                    =========   ========      =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                           $   4,148   $  4,289      $  15,656   $ 11,373
   Cash paid for income taxes, net                                                         25        130          3,235      1,623

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                        ABC -NACO INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis Of Presentation

     ABC-NACO, Inc. (the Company) is the leader in the design, engineering and manufacture of high-performance freight rail car, locomotive and passenger rail suspension and coupler systems; wheels and mounted wheel sets; and specialty track products. The Company also supplies freight railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

     On February 19, 1999, the Company consummated a merger (the Merger) with NACO, Inc.(NACO), a privately held Delaware corporation that designs, manufactures and supplies highly engineered cast steel and related products for the railroad supply and flow control supply markets. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 10, 1998, as amended as of February 16, 1999, by and among ABC Rail Products Corporation (ABC), ABCR, a Delaware corporation and wholly owned subsidiary of ABC, and NACO, ABCR merged with and into NACO, and NACO became a wholly owned subsidiary of ABC. As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock. ABC issued approximately 9.4 million shares of its common stock. The Merger was treated as a tax-free reorganization for federal income tax purposes and has been accounted for as a pooling-of-interests transaction.

     The unaudited Consolidated Statements of Operations are presented as if the Merger had been effective July 31, 1997. The former ABC's fiscal year ended on July 31. The former NACO's fiscal year ended on the Sunday closest to March 31. Former ABC's fiscal year-end has been adopted by the combined entity as the annual financial reporting period. For purposes of the data included in the 10-Q, the year ends of the two companies have not been conformed, as permitted under Regulation Form S-X promulgated by the SEC. For purposes of presenting this data, the financial position of the former NACO as of April 30, 1999, and June 28, 1998, and the results of the former NACO's operations for the nine months ended April 30, 1999, and March 31,1998, are combined with the former ABC's financial position as of April 30, 1999, and July 31, 1998 and the results of the former ABC's operations for the nine months ended April 30, 1999 and 1998, respectively. Accordingly, revenues of $26.5 million and net loss of $0.1 million, and revenues of $70.3 million and net income of $0.9 million representing the former NACO's results of operations for July, 1998, and the period March 31, 1997 to June 29, 1997, respectively, are excluded from the Consolidated Statements of Operations.

                        ABC-NACO INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Unaudited results of operations for the former companies prior to the Merger from July 31, 1998, to February 19, 1999 (in thousands):


                                     Former ABC     Former NACO
                                     ----------     -----------

     Revenue                           $176,362       $214,138
     Accounting change, net of tax       (1,620)             -
     Net income                        $ (3,182)      $  7,096


     The table below reconciles ABC's results previously reported for the three and nine months ended April 30, 1998 to the April 30, 1998 Statements of Operations herein that reflect the Merger and the application of the pooling-of-interests method of accounting.


                            Three Months Ended       Nine Months Ended
                             April 30, 1998            April 30, 1998
                           Revenues   Net Income   Revenues     Net Income
                           --------   ----------   --------     ----------
     Former ABC            $ 89,660     $2,478      $227,915      $3,185
     Former NACO             87,678      3,074       232,933       4,208
     Adjustments               (419)        32        (1,267)         96
                           --------     ------      --------      ------

                           $173,919     $5,584      $459,581      $7,489
                           ========     ======      ========      ======

     Certain historical and current amounts have been reclassified in order to conform the accounting policies of both companies. These conforming adjustments have minimal impact upon the Company's consolidated net income.

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the 1998 Form 10-K/A and the Form S-4 Registration Statement filed on January 21, 1999.

                        ABC-NACO INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     The Company has been advised by one of its joint venture partners of its desire to purchase the Company's share of the venture. If the Company's shares of the venture were forced to be sold, the Company would be precluded from continuing to account for the Merger as a pooling-of-interests. If such a sale occurs or if the uncertainty as to whether a sale will occur is not resolved before the Company reports its fiscal 1999 results, the Company could be required to restate the accompanying financial statements to reflect purchase accounting as if NACO were the acquirer. Such restatement would have a material impact on the accompanying reported assets, liabilities, revenues and expenses of the Company. Company management currently believes that a sale of its joint venture interest under the above circumstances is remote.


2.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at April 30, 1999 and July 31, 1998, consisted of the following (in thousands):

                                                  April 30,     July 31,
                                                    1999          1998
                                                  ---------     --------
          Raw materials                             $35,386      $40,765
          Work in process and finished goods         36,717       29,395
          Supplies and spare parts                    4,473        4,361
                                                    -------      -------

                                                    $76,576      $74,521
                                                    =======      =======

3.   Debt

     In December, 1998, a $3.0 million Industrial Revenue Bond (IRB) was issued on behalf of the Company for its new paneling facility in Ashland, Wisconsin. The IRB bears an adjustable rate of interest as determined by the Public Bond Market Association Index. As of April 30, 1999, the adjustable interest rate on the bonds was set at 4.0%. The bonds mature in December, 2018.

     On February 19, 1999, the Company, in conjunction with the Merger, entered into a new credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility provides the Company with loans and other extensions of credit of up to $200 million. The initial net proceeds of the Credit Facility were used to (1) refinance existing bank debt and certain other indebtedness of the Company, (2) refinance substantially all of the former NACO's outstanding debt, (3) provide initial financing for the Company's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility. Availability under the Credit Facility was $64.8 million as of April 30, 1999.

                        ABC-NACO INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


4.   Per Share Data

     SFAS No. 128, "Earnings Per Share" was issued in February 1997 and adopted by the Company in the second quarter of fiscal 1998. This pronouncement established revised reporting standards for earnings per share and has been retroactively applied to all periods presented herein. Previously reported earnings per share for each such period were not materially different than currently reported basic and diluted earnings per share.

     Common share equivalents included in the computation of diluted earnings per share include (in thousands):


                                   Three Months Ended    Nine Months Ended
                                       April 30             April 30
                                    1999    1998          1999   1998
                                    ----    ----          ----   ----

     Stock Options                     -      77             -     80

     Business Acquisition
          Earn-out Agreements          -      85             -     65
                                    ----    ----          ----   ----
                                       -     162             -    145
                                    ====    ====          ====   ====


5.   ACCOUNTING CHANGES

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

     On November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash charge of $1.8 million ($1.1 million after-tax) in the three months ended January 31, 1998 to reflect the cumulative effect of this accounting change.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The

                        ABC-NACO INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

6.   Merger and Other Restructuring Costs (in thousands)

     Merger related     $12,611
     Restructuring        3,485
                        -------

     Total              $16,096
                        =======

     In the third fiscal quarter of 1999, the Company recorded a special charge of $16.1 million associated with the Merger and the restructuring of the Track Products Group. The special charge of $12.6 million for Merger related costs includes $0.3 million in non-cash provisions for the write-down of obsolete assets and $12.3 million in cash provisions for workforce reductions of $3.5 million, advisory fees of $8.1 million and other merger related fees of $0.7 million. Workforce reductions consisted of approximately 29 salaried personnel whose job functions were generally duplicated upon the Merger. $8.8 million of the $12.3 million cash portion was expended during the third fiscal quarter of 1999. The remaining $3.5 million is recorded within accrued liabilities at April 30, 1999.

     The special charge of $3.5 million for the restructuring of the Track Product Group was prompted by the capacity excess expected to result from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company has decided to close its Cincinnati, Ohio, track manufacturing plant and to discontinue manufacturing operations at its Newton, Kansas facility (which also has a distribution operation). The charge includes $1.2 million in non-cash provisions for the write-down of obsolete assets and $2.3 million in cash provisions for workforce reductions of $1.4 million and idle facility costs of $0.9 million. Workforce reductions consisted of approximately 78 hourly and salaried personnel from various manufacturing facilities. $0.1 million of the $2.3 million cash portion was expended during the third quarter of 1999. The remaining $2.2 million is recorded within accrued liabilities at April 30, 1999.

     The Company also recorded in the third quarter of 1999 an after-tax extraordinary charge of $3.2 million related to the company's debt refinancing (see Note #3). The cash outlays related to the refinancing were completed entirely during the quarter.

7.   Subsequent Event

     The Company announced on May 21, 1999, that it would close its foundry operation in Anderson, Indiana, at some point during the coming summer months. The plant produces manganese castings used in specialty track products for the railroad industry. Production of manganese castings will be shifted to another Company facility better suited to manufacturing this product. As a result of this closure, the Company will record a special charge in the fourth fiscal quarter of 1999.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

Net Sales. Net sales decreased 0.2% from $173.9 million to $173.6 million. Sales within the Rail Products Group increased by 32.4% to $79.8 million from $60.3 million. This increase was primarily driven by the increased demand for freight car and locomotive truck assemblies. Offsetting this increase was a $9.2 million reduction in sales within the Track Products Group. The overall level of track orders from the Class I railroad customers are down from the third quarter of last year. Additionally, sales within the Locomotive, Flow and Specialty Group decreased by $8.3 million from a year ago. The revenue drop within this group is directly related to the continued softness within the petroleum industry that has led to depressed oil prices.

Gross Profit and Cost of Sales. Gross profit decreased to 14.1% of revenue in 1999 from 15.4% of revenue in 1998. The decrease in the gross profit percentage is primarily related to the Track Products Group's reduction in sales volume and inefficiencies during the start up of production at the Company's new state-of-the-art rail mill, resulting in 64% lower gross profit percentage. In addition, gross profit was also lower by 64% within the Locomotive, Flow and Specialty Group again as a direct result of lower volumes. These decreases were partially offset by strong volume related gains within the Rail Products Group and Wheel Services Group.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million. The increase in expenses between periods primarily reflects the additional expense required to support the Company's new information systems and other general increases.

Merger Related and Other Restructuring Costs. The Company incurred a pre-tax charge of $16.1 million in the quarter relative to the direct costs associated with the February 19, 1999 merger between ABC Rail Products and NACO as well as costs associated with the restructuring of the Track Products Group. The merger related charge totaled $12.6 million on a pre-tax basis and included advisory fees, employee severance obligations and other general expenses. The Track Products Group's restructuring charge totaled $3.5 million on a pre-tax basis and included costs for shutting down facilities, employee severance obligations and other general expenses.

Equity Income of Unconsolidated Joint Ventures. The Company recorded a small loss from its equity investments in joint ventures. This loss compared unfavorably to the joint venture income of $0.4 million recorded in 1998. This change was primarily related to the start-up of the operations at the Company's joint venture in China that recently came on line.

Interest Expense. Interest expense increased $0.2 million, excluding the effect of capitalizing $0.8 million in interest in the three months ended April 30, 1998.

Extraordinary Item. On February 19, 1999, the Company, in conjunction with the merger, entered into a new credit facility with a syndicate of financial institutions. This triggered the write-off of unamortized deferred financing balances, make whole payments and early termination fees that resulted from the extinguishment of the old debt. The after-tax charge recorded to account for these items was $3.2 million.

Nine Months Ended April 30, 1999 compared to Nine Months Ended April 30, 1998

Net Sales. Net sales increased 10.2% to $506.5 million from $459.6 million. The increase in sales was driven by gains in the Rail Products Group of $57.6 million and a $16.2 million gain within the Wheel Services Group. These increases were a direct result of continued strong demand from freight car and locomotive car builders and Class I railroads. Offsetting the increases was a $19.8 million reduction in sales within the Track Products Division and a $11.2 million decrease in sales within the Locomotive, Flow and Specialty Group. The reasons for the decrease in these two areas are the same as described in the quarterly comparison.

Gross Profit and Cost of Sales. Gross profit decreased to 13.5% of revenue in 1999 from 14.0% of revenue in 1998. The decrease in the gross profit percentage is primarily related to the Track Products Group's reduction in sales volume and inefficiencies during the start up of production at the Company's new state-of-the-art rail mill, resulting in 50% lower gross profit percentage. In addition, gross profit was also lower by 46% within the Locomotive, Flow and Specialty Group which was a direct result of lower volumes. These decreases were partially offset by strong volume related gains within the Rail Products Group and Wheel Services Group.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million. The increase in expenses between periods reflects the additional expense required to support the Company's new information systems and additional salaries, related benefits and travel costs necessary to support the increase in revenues.

Merger Related and Other Restructuring Costs. Please refer to the prior paragraph as found in the three months ended April 30, 1999.

Equity Income of Unconsolidated Joint Ventures. The Company recorded a profit from its equity investments in joint ventures of $0.5 million. This compares unfavorably to the joint venture income of $1.1 million recorded in 1998. This change was primarily related to the start-up of the operations at the Company's joint venture in China that recently came on line.

Interest Expense. Interest expense increased $3.0 million, due primarily to an overall higher level of debt to support working capital increases and capital project spending.

Extraordinary Item. Please refer to the prior paragraph as found in the three months ended April 30, 1999.

Other. The non-cash effect of an accounting change of $2.6 million ($1.6 million after-tax) in fiscal 1999 represents the write-off, in accordance with Statement of Position 98-5, of previously capitalized start-up costs.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

For the nine months ended April 30, 1999 and 1998, net cash provided by operating activities totaled $24.8 million and $11.5 million, respectively. The increase in operating cash flow is due primarily to a decrease in accounts receivable in fiscal 1999 as compared to a large increase in fiscal 1998.

Capital expenditures during the first nine months of fiscal 1999 and 1998 were $41.8 million and $52.1 million, respectively. Spending during the first nine months of fiscal 1999 is related primarily to costs associated with the implementation of SAP's R/3 enterprise-wide software, the capacity expansion project in Sahagun, a new track panel facility in Ashland, Wisconsin, normal improvements to the Calera, Alabama, wheel plant, and production equipment for a new facility to process used rail into reusable heat-treated and head-hardened rail.

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

For the nine months ended April 30, 1999 and 1998, net cash provided by financing activities totaled $19.8 and $42.4 million, respectively.

On December 23, 1997, the Company (under the Registration Statement filed with the SEC on November 15, 1996) completed an offering of $25 million 8 3/4% Senior Subordinated Notes, Series B (the "8 3/4% Notes"). The Company used the $24.1 million of net proceeds of this Offering to repay indebtedness under its primary credit facility. The 8 3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. The 8 3/4% Notes rank with the 9 1/8% Notes. Financing costs of $1.2 million were deferred in connection with the issuance of the 8 3/4% Notes. The 8 3/4% Notes will mature in 2004, unless repurchased earlier at the option of the Company on or after December 31, 1999 at 102% of face value prior to December 30, 2000 or at 100% of face value thereafter. The 8 3/4% Notes are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined in the Indenture). The Indenture under which the 8 3/4% Notes were issued subjects the Company to various financial covenants which are substantially similar to the covenants relating to the 9 1/8% Notes.

In December, 1998, a $3.0 million Industrial Revenue Bond (IRB) was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of April 30, 1999, the adjustable interest rate on the bonds was set at 4.0%. The bonds mature in December 2018.

On February 19, 1999, the Company entered into a new credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility provides ABC-NACO with loans and other extensions of credit of up to $200 million. The initial net proceeds of the Credit Facility were used to (1) refinance existing bank debt and certain other indebtedness of the Company, (2) refinance substantially all of the former NACO's outstanding debt, (3) provide initial financing for the Company's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility. Availability under the Credit Facility as of April 30, 1999 was $64.8 million.

During the second quarter of fiscal 1999, the Company suspended the previous plan to construct a plant in central Illinois to process used rail into reusable heat-treated and head-hardened rail. The project is being re-evaluated in conjunction with the ABC-NACO merger. The machinery and equipment which has been built is being stored pending completion of a revised business plan and selection of a more appropriate site in which to locate this facility.

As described in detail in Item 7 of ABC Rail Products Corporation fiscal 1998 Form 10-KA and the Company's S-4 Registration Statement file on January 21, 1999, the Company is actively addressing its Year 2000 ("Y2K") issues. The Company has experienced minor delays with the implementation of its new ERP systems. The Company anticipates completion by the end of October 1999 and does not expect to incur any material incremental costs due to these delays. At the present time, management is unable to estimate the potential impact on the Company of the possible failure of its customers and suppliers to become Y2K compliant. If the Company's major customers and suppliers are not and do not become Y2K compliant on a timely basis, the Company's results of operations could be adversely affected.

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

Item 3.


          Quantitative and Qualitative Disclosures about Market Risks

The Company's market risk sensitive instruments do not subject material market risk exposures, except as such risks related to interest rate fluctuations. As of April 30, 1999, the Company has long-term debt outstanding with a carrying value of $221.4 million. The estimated fair value of this debt is $218.9 million. ABC historically has not entered into interest rate protection agreements. Fixed interest rate debt outstanding as of April 30, 1999 represents 35.5% of total debt, carries an average interest rate of 8.9% and matures as follows: $0.3 million in fiscal 2000, $1.1 million in fiscal 2001, $0.7 million in fiscal 2002, $0.6 million in fiscal 2003 and $76.3 million thereafter. Variable interest rate debt outstanding as April 30, 1999 represents 64.5% of total debt, carries an average interest rate of 6.5% and matures as follows:
$1.6 million in fiscal 2000, $2.7 million in fiscal 2001, $2.5 million in fiscal 2002, $0.2 million in fiscal 2003 and $135.4 million thereafter.

Part II             OTHER INFORMATION
---------------------------------------------------------------------------

Item 4  -   Submission of Matters to a Vote of Security Holders

             On February 19, 1999, ABC held a special meeting of the stockholders. The following matters were submitted for shareholder approval:

             1.) The issuance of shares pursuant to the Amended and Restated
                 Agreement and Plan of Merger (the "Merger Agreement") dated as of December 10, 1998, which provides for the merger of ABCR Acquisition Sub., Inc. with and into NACO Inc. The votes cast for, votes cast against and abstentions were as follows:

                   For             Against       Abstain
                 --------          -------       -------
                 7,329,721         4,312         10,600

             2.) To amend the Company's certificate of incorporation to provide for a classified board of directors as provided in the merger agreement. The votes cast for, votes cast against and abstentions were as follows:


                   For             Against       Abstain
                 --------          -------       -------
                 6,130,603         1,212,474     10,600


             3.) To amend the Company's certificate of incorporation The votes cast for, votes cast against and to change the name of the corporation to "ABC-NACO abstentions were as follows: Inc.".

                   For             Against       Abstain
                 --------          -------       -------
                 7,794,016         4,542         10,050

             4.) To consider a proposal to postpone or adjourn the Special
                 Meeting, if proposed by the Company's board of directors. The votes cast for, votes cast against and abstentions were as follows:

                   For             Against       Abstain
                 --------          -------       -------
                 4,934,499         2,421,229     360,890


Item 6  -    Exhibits and Reports on Form 8-K

             (A) Exhibits

                 27.1  Financial Data Schedule.


             (B) Reports on Form 8-K

                 None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       ABC-NACO INC.




                       By: /s/ J. P. Singsank
                          ----------------------------
                           Vice President - Finance
                           (Principal Financial and Accounting Officer)


Date: June 14, 1999
     --------------