Form 10-K
period 1999-07-31
ABC NACO INC
filed 1999-10-14
CIK 913364

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-22906

                               ----------------

                                 ABC-NACO INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              36-3498749
    (State or other jurisdiction of        (I.R.S. Employer Identification
            incorporation)                             Number)

         2001 Butterfield Road
               Suite 502
        Downers Grove, Illinois                         60515
    (Address of principal executive                  (Zip Code)
               offices)

                               ----------------

Registrant's telephone number, including area code (630) 852-1300

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

   The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of September 15, 1999 was $172,047,428.

   The number of shares of the registrant's common stock, $.01 par value, outstanding as of September 15, 1999 was 18,386,336.

   Portions of the following document are incorporated by reference: 1999 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1999--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

GENERAL

   ABC-NACO Inc. ("the Company") is one of the world's leading suppliers of technologically advanced products and services to the freight railroad and flow control industries through its three business segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products. With four technology centers around the world supporting its three business segments, the Company holds pre-eminent market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

   On February 19, 1999, ABC Rail Products Corporation ("ABC") consummated a merger ("the Merger") with NACO, Inc. ("NACO"), a privately held Delaware corporation that designed, manufactured and supplied cast steel products for the railroad supply and flow control supply markets. The newly merged Company (ABC-NACO) is now positioned to meet the growing needs of the freight rail industry for suppliers that can support their expanding business requirements.

MARKET OVERVIEW AND INDUSTRY DEMAND

   The recent Merger created a powerful railway supply company that is positioned to respond to the favorable market trends for this industry sector. For the first time in history, one company can design, produce and assemble the major under carriage components (commonly referred to as a "truck" or "bogie") for freight car systems and the specialty trackwork they run on. Since it is the truck that controls the ride characteristics of the rail car, the ability to study the interaction of the truck components and the track on which it runs is critical to the design and manufacture of proprietary products that improve ride handling characteristics. The benefits to railroads, railcar owners and shippers are: lower wheel wear, faster train speeds, larger hauling capacity, reduced fuel consumption, less track wear, improved life cycle cost, and reduced cargo damage. Using these proprietary design and build concepts, the Company has the ability to deliver truck-specific applications for different customer needs and performance situations.

   The new Company's capabilities directly support the growing trends exhibited by the Class I railroads in the United States. As a result of their recent mergers, they want to reduce their invested capital. This initiative is leading to a decrease in direct ownership of railcars by the railroads. The new railcar owners (utility companies, non-railroad lessors and customers of the railroads) are very interested in the net cost of ownership associated with a railcar. As a result, the Company is able to demonstrate to this new breed of car owner that its products will reduce their maintenance cost and allow for larger loads, thereby decreasing their effective freight cost and minimizing the in-transit damage to their product. As a result, customers specify the Company's products on new car builds or as retrofits to existing railcars. The Class I railroads are also seeking rail supply consolidators that offer sub-assemblies and complete product packages. This initiative is driving the developing trend by the Class I railroads to identify outside service providers for their non-haul activities such as wheel mounting, track panelizing and signal and communication design, installation and maintenance. This trend is evidenced by the Company's September 15, 1999, announcement that it has entered into a letter-of-intent with Union Pacific Railroad Company ("UP") to perform, in conjunction with Gunderson Rail Services, all of the freight car wheel mounting and repair and wheel maintenance services for UP's entire North American rail system.

   Industrywide freight car builds are forecasted to remain strong. While the current build levels are projected to be off the peak levels of the past couple of years, the estimate of 50,000-60,000 cars per year for the next two to three years still represents a strong level of new car build activity. More of these cars will be built outside the United States where the Company has major manufacturing facilities. In 1998, 20% of new cars were built in Mexico and Canada. In 1999 and 2000, it is estimated that 28% and 41%, respectively, of the railcars will be built in Mexico and Canada. The Company is the only American Association of Railroads ("AAR") approved manufacturer with facilities in all NAFTA countries. That certification provides the Company maximum flexibility to produce its products in its most cost effective facilities.

   Railroad revenue ton miles (a measure of volume and level of hauling activity on the railroads) continue to increase year over year. This rather inelastic level of activity is a prime driver of 50% of the Company's revenue that is generated by replacement business.

   Another emerging trend is the move by the European freight railroads to heavier axle loadings, thereby increasing hauling capacity leading to a corresponding decrease in freight hauling expense. The Company has been positioning itself in Europe for a number of years through its European manufacturing facilities, local sales force and region-specific product testing.

Business Strategy

   The Company's principal goal has been to achieve continuing sales and earnings growth by capitalizing on and further developing the competitive advantages within its Business Segments--Rail Products, Rail Services and Systems, and Flow and Specialty Products. The key elements of the Company's strategy for achieving this goal have been to:

 (1) Build Upon Its Commitment to Technology Leadership through ABC-NACO Technologies

   The Company believes its commitment to technology differentiates it from its competitors. In recent years, the Company has made substantial investments in attracting, training and retaining highly skilled, technical employees and developing highly engineered products, including its proprietary line of high performance freight car trucks which were first introduced in large-scale commercial applications in the early 1990's. In October 1995, the Company formed NACO Technologies (now ABC-NACO Technologies), a stand-alone research, development and product testing facility in Lombard, Illinois, as the focus of its ongoing technology efforts. Today, ABC-NACO Technologies employs 41 people, including 32 design and engineering professionals who employ state-of-the-art computer-based design and engineering systems and three-dimensional software modeling to identify, test and develop new and enhanced products for the Company's target markets, to improve the Company's existing products, and to enhance the Company's manufacturing processes. The Company believes its commitment to technology has enabled it to become a principal supplier to customers for its products and services.

 (2) Enhance Existing and Develop New High Performance Proprietary Products

   The Company's focus in its Business Segments has been and will remain on the development, manufacture and sale, both domestically and internationally, of its wide range of proprietary products. The Company's proprietary products are designed to provide customers with superior performance and lower overall life-cycle costs. For example, the Company believes that the advantages offered by its portfolio of high performance freight car truck ride quality, fuel savings, reduced maintenance costs and longer service life will enable it to maintain and strengthen its competitive position in that market. The Company's Advanced Vehicle DynamicsTM design technology has contributed to the Company's leading North American market position in high performance freight car trucks. The Company also has incorporated proprietary patented features into the manufacturing of freight car truck suspension systems and proprietary coupler products employing traditional AAR designs. The Company is expanding this design technology to the development of higher performance freight car wheels and other specialty track products.

 (3) Continue to Implement Innovative Manufacturing Process Improvements, such as Advanced Precision TechnologyTM, Replicas(R) Technology, Six Sigma and ISO 9000

   The Company has improved and intends to continue to improve its manufacturing processes through technological innovation. Its Advanced Precision TechnologyTM enables the Company to design and produce castings with a much greater degree of dimensional accuracy compared with traditional manufacturing processes. Advanced Precision TechnologyTM permits the Company to produce precisely dimensioned and lighter weight castings which have the same or improved strength and durability as castings produced with traditional technologies. The Company has implemented a "Six Sigma" initiative which employs statistical measurement techniques in all phases of the Company's design, engineering, customer service and manufacturing processes. The Company's Six Sigma initiative analyzes and statistically measures both the output and the cost of the various processes and procedures employed by the Company in its day-to-day operations. This initiative will permit the Company to optimize the efficiency and minimize the cost of each component part of its operations. The Company also has focused on the development of Replicast(R) ceramic shell casting technology as a potentially superior alternative to sand casting, with potential applications across the Company's Business Segments. ABC-NACO recently launched a commercial production line employing the Replicast(R) ceramic shell technology to produce traditional AAR coupler products after extensive testing and refinement at ABC-NACO Technologies and its Leven casting facility. The Company believes that its Replicast(R) technology will enable it to increase its manufacturing capacity and produce higher quality products at lower prices and with reduced turnaround times. To further support its work-flow processes, the Company has achieved ISO 9001 and 9002 certification at 22 of its facilities. This certification further strengthens the Company's commitment to the quality of its processes.

 (4) Focus on Customer Relationships with Industry Leaders

   The Company continually strives to be a primary supplier of products it manufactures to customers that are leaders in the railroad and flow control industries, principally by capitalizing on the performance and cost features of its products and services. In its Flow and Specialty Products segment, the Company emphasizes its "partnership" role in providing a broad range of high integrity steel castings for all aspects of the customer's operations. As a "partner", the Company works directly with the customer to design the steel casting, build the tooling needed to manufacture the casting, test a sample casting to ensure that it meets the customer's specifications, and manufacture or procure the casting for delivery to meet the customer's production schedule. The Company believes its partnering approach will yield further benefits as its customers continue to consolidate and outsource non-core business activities and reduce the number of their outside suppliers.

 (5) Capitalize on Low-Cost and Versatile Manufacturing Capabilities, particularly through the Expansion of the Sahagun Facility

   The Company has made approximately $170.1 million of capital investments (excluding business acquisitions) in its manufacturing facilities and ABC-NACO Technologies during the last three fiscal years. These expenditures have been made principally for product and process improvements designed to maximize the ability of the Company's geographically diverse manufacturing facilities to produce the highest volume of "value added" products at the lowest possible cost. The Company recently completed the expansion of its Sahagun, Mexico, facility to permit the full range of railroad products offered (excluding locomotive frames) to be produced at that facility; accommodate increased production of railroad products as well as certain flow control products; and relocate certain locomotive production to its Sahagun facility from its Keokuk facility in order to produce these products using lower cost methods and to increase capacity available to produce higher margin products at its Keokuk facility. The Company believes that it has the flexibility to shift the manufacturing of its railroad products among its facilities in response to customer demand and cost. The Company's manufacturing operations in Canada, Mexico and the United States gives it the flexibility to shift production to the most cost effective facility; while at the same time allowing it to take advantage of the growing trend of building new railcars in Mexico and Canada.

 (6) Pursue International Growth Opportunities, especially in the Americas and Europe

   The Company believes that the expansion of railroad and locomotive suppliers into international markets, primarily Mexico, South America and Europe, may provide significant sales growth opportunities for the Company. The Company is the only producer of freight car trucks and couplers in both Canada and Mexico. In addition, the Company is well-positioned to benefit from new and increased business in Europe as a result of its market development efforts within European markets, its presence in Scotland and its supply relationships in Portugal and the Czech Republic.

 (7) Strategic Alliances and Acquisitions

   The Company continually explores opportunities to enhance its technology base and its marketing and distribution capabilities. In addition, the Company seeks acquisitions of complementary product lines, particularly those that offer potential manufacturing or marketing synergies. Since fiscal 1995, the Company has acquired six businesses and entered into three ventures which resulted in the Company having initial or expanded operations in the mounted wheel set, retarders, classification yard products and automation systems, composite brake shoes, railroad signal and communication systems, engineering and maintenance services businesses and a presence in Mexico and China. Since the Company is a manufacturer and provider of complimentary rail-related products and services, it has greater access to railroads' engineering and purchasing departments than companies that offer only a single product line. The Company, therefore, is positioned to effectively market additional products if it were to acquire or develop new product lines. Because the railroad supply industry is highly fragmented, with many private companies manufacturing only single product lines and railroads exiting the component manufacturing business, the Company believes that a variety of acquisition opportunities exist, allowing it to bundle more and more related product sales to its customers.

Business Segments

   The Company conducts its operations through its three business segments which consist of: Rail Products, Rail Services and Systems, and Flow and Specialty Products.

   Rail Products. As described in the Market Overview and Industry Demand section, the Rail Products segment allows the Company to design, produce and assemble the major undercarriage components for freight car systems and the specialty trackwork they run on. The segment manufactures specialty trackwork to customer specifications, generally for replacement of existing track, in the case of freight railroads, or for replacement and new construction of rail transit systems. The Company's products include track switches and turnouts that divert a train from one track to another; crossings that allow one set of railroad tracks to cross through another; switches that set a track switch in order to divert a train from one track to another; and other trackwork products including guard rails and retarders. The Company also manufactures cast Manganese steel trackwork components which are sold as part of a track assembly or as replacement parts. Track switches typically serve to divert trains between two tracks. The Company also designs and manufactures more complicated track switches serving three or more route diversions needed to meet switching requirements in areas of high density traffic, such as urban freight yards, passenger terminals and high traffic industrial and port areas.

   The segment manufactures 28, 33, 36 and 38-inch diameter wheels for freight railcars and 40-inch diameter wheels for diesel locomotives. These wheels are made of cast steel and are used in North America and International service. Within a particular size classification, variations exist in flange width and bore size. The railroad industry generally considers wheels as "stock" items for their common sizes and variations.

   Rail Products also designs, manufactures and supplies products that primarily relate to freight car trucks, locomotive truck frames and freight car and locomotive couplers and related products. A freight car truck, which consists of two side frames and a bolster, is part of the undercarriage of the freight car and contains the suspension system for the freight car. Each freight car typically consists of two freight car trucks. The trucks hold the axles and wheels in place and support the weight of the freight car. A locomotive truck frame is the undercarriage of the locomotive. Each locomotive has two truck frames which surround the wheels, axles and brakes and support the weight of the locomotive. Couplers are used to connect freight cars with other freight cars and locomotives.

   The segment also manufactures various other freight car products that are widely used in the railroad industry. The group is one of only four manufacturers of traditional AAR design couplers, which employ cross-licensed technology owned by the Company and three of its competitors. The Company believes it is one of the largest manufacturers of AAR standard "E" and "F" freight car couplers of the type used on substantially all of the freight cars in North America. The Company also manufactures a line of related freight car products, including articulated connectors, draft gear housings, centerplates and draft sills.

   For fiscal 1999, 1998, and 1997, sales for Rail Products accounted for approximately 72%, 70% and 73%, respectively, of the Company's sales before intercompany eliminations.

   Rail Services and Systems. This segment includes the wheel mounting operation, which is primarily a reconditioning service business that re-manufactures, reworks and distributes new and used freight car wheel sets. Freight car wheel sets consist of the wheel, axle and bearing units that are mounted to freight cars. The Company's reconditioning services include inspection and analysis of existing wheel sets to determine necessary replacements parts, re-machining of axle units, replacement and/or re-machining of wheels, and replacement and/or reinstallation of bearings. The Company also supplies new wheel sets. In addition, the Company designs, assembles, installs and maintains railroad signal systems.

   For fiscal 1999, 1998, and 1997, sales for Rail Services and Systems accounted for approximately 19%, 18% and 13%, respectively, of the Company's sales before intercompany eliminations.

   Flow and Specialty Products. Flow and Specialty Products engineers, manufactures and supplies steel and high alloy valve housings and related castings for manufacturers of industrial flow control systems for use in the natural gas, pulp and paper, oil, chemical, waste control and water treatment, and other manufacturing process industries. Because of the corrosive nature of the materials transported through flow control systems in these industries, flow control system manufacturers generally utilize steel and high alloy castings of the type manufactured by the Company rather than castings made of other metals. The valve housings and related castings produced by the Company generally range in size from 25 pounds to approximately 2,500 pounds and form the outer shell of the valves used in flow control systems manufactured by the Company's customers. In addition, the group produces idler wheels. These are secondary wheels that guide the treads on such tracked construction equipment as bulldozers and backhoes.

   For fiscal 1999, 1998, and 1997, sales for Flow and Specialty Products accounted for approximately 9%, 12% and 14%, respectively, of the Company's sales before intercompany eliminations.

INDUSTRY STANDARDS

   The AAR promulgates a wide variety of rules and regulations governing, among other things, safety and the design, performance and manufacture of equipment used on freight cars in interchange service throughout the North American railroad system. The AAR's interchange rules define all significant physical and dimensional elements of interchange service freight cars and their key components, including trucks, couplers and wheels. The AAR also certifies railcar builders and component manufacturers that provide equipment for use in interchange service. The AAR specifications are complex and the Company believes that considerable proprietary expertise and information is required to manufacture these products economically. AAR rules require regular quality reviews of facilities used to manufacture freight cars and freight car components. The effect of these regulations is that each manufacturer of railroad products, including the Company, must maintain its certification with the AAR as a freight car component manufacturer, and freight car products sold by that manufacturer must meet AAR standards and be manufactured in an AAR-certified facility.

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

   Countries outside of North America also have regulatory authorities that regulate railroad safety, freight car design, and the design, performance and manufacture of component parts for freight cars used on their railroad systems. In addition, certain European countries have created the Union International des Chemins de Fer ("UIC"), whose function is to promulgate regulations for safety matters, including the design and manufacture of freight car equipment used in interchange service on European railroad systems. The Company must obtain and maintain certifications of its product offerings within the various countries in which it markets and sells its products outside of North America.

Sales and Marketing

   The Company pursues an integrated sales and marketing approach that includes senior management, engineering and technical professionals, and sales representatives, all of whom work together to identify and respond to customer needs by developing relationships with customers at all levels. The Company employs a team of sales persons to market the Company's products to existing and potential customers. The Company designates one sales representative to be the account manager for each customer and gives the representative primary responsibility for servicing the customer's needs. Each account manager involves the appropriate senior management and engineering and technical professionals to assist in marketing the Company's products, services and capabilities to the customer. In addition to marketing products directly to its customers, the Company targets selected end users, such as railroads, leasing companies, and utilities, and other owners of freight cars and locomotives to encourage them to specify the Company's products in their orders. The Company also works with end users and owners of freight cars and locomotives to develop products that are customized to their needs.

   The Company's engineering and technical professionals are actively involved in marketing and customer service, often meeting and working with customers to improve existing products and develop new products and applications. The Company believes the high level of technical assistance in product development, design, manufacturing and testing that it provides to its customers gives it an advantage over its competition.

   The Company's marketing efforts often go beyond arrangements for specific product purchases. As part of its efforts to develop customer relationships, the Company works with many of its customers on a long-term basis to design and manufacture new products which are customized to their needs. The Company believes that these relationships provide its customers with a stable source of supply, improved product quality and design, and superior customer service.

Customers

   Customers of the Company's Rail Products segment include all of the North American Class I railroads and major owners, builders and lessors of freight cars and locomotives in North America, regional and short-line railroads, as well as rail transit systems and European railroads. Customers for the Rail Services and Systems segment include the North American Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers, and railroad service companies. Customers of the Company's Flow and Specialty Products segment include manufacturers of industrial flow control systems that are used in the natural gas, pulp and paper, oil, chemical, waste control and water treatment industries. In Fiscal 1999, sales to the Company's five largest customers accounted for 43.4% of the Company's net sales. The Company's largest customer is TrailerTrain (TTX) which accounted for approximately 15.7% of the Company's net sales in fiscal 1999. No other customer accounted for more than 10% of the Company's net sales in fiscal 1999.

Manufacturing

   The Company's manufacturing processes are contained within the Rail Products and the Flow and Specialty Products business segments.

   The principal manufacturing activities within Rail Products include the manufacture of specialty trackwork, cast steel wheels and a wide range of cast steel products. In the manufacture of specialty trackwork, rail and various other steel products are purchased from outside suppliers and machined, fabricated and bolted or welded to cast manganese steel components in accordance with precise design standards. Primary finished products are complete or component parts of switches and crossings. These products are fabricated and packaged at the plant, then shipped by rail or truck to the job site where the end user or contractor assembles and installs them in the right-of-way. Increasingly, the Company assembles switches and crossings at its plants and ships them in "panelized" form to the job site where they are installed, thereby saving the track owners the labor cost of assembling the product on site. Manufacturing operations at the specialty trackwork plants include casting manganese steel, forging, shearing, sawing, drilling, bending, machining and assembly. Certain cast Manganese components are subjected to an explosion hardening process which increases their useful life.

   The cast steel wheel manufacturing process consists of the following steps. Various grades of steel scrap are melted in electric furnaces and mixed with certain alloys. Several chemical analyses are performed on each heat to insure compliance with AAR specifications before the furnace is tapped. The metal is poured into a graphite mold that has been machined for a specific wheel design. The metal solidifies in the mold for a period of time depending on the wheel size and weight. The wheel is then removed from the mold and placed in a controlled cooling chamber. In accordance with AAR specifications, the wheel surfaces are cleaned, heat treated, quenched and tempered. In the last steps of the process, the wheel's critical surfaces are machined and inspected using non-destructive ultrasonic techniques as well as standard gauging methods.

   Railroad cast steel products are produced in one of three methods, along with forging and fabrication, which shape metal into desired forms. Castings are made by pouring liquid metal into a mold and allowing the metal to cool until it solidifies. Castings can offer significant advantages over forgings and fabrications. A well-designed casting can be lighter, stronger and more stress and corrosion resistant than a fabricated part. Although castings and forgings are similar in several respects, castings are generally less expensive than forgings. Steel is more difficult to cast than iron, copper or aluminum because it melts at higher temperatures, undergoes greater shrinkage as it solidifies, causing the casting to crack or tear if the mold is not properly designed, and is highly reactive with oxygen, causing chemical impurities to form as it is poured through air into the mold.

   The Company is presently implementing a number of innovative strategic casting initiatives to be used in conjunction with the Company's traditional casting methods which will enable the Company to increase its manufacturing capacity and produce higher quality products at lower costs and with reduced turnaround times. Historically, the Company has primarily used the green sand casting method, but it also uses air-set casting and ceramic shell casting in the manufacture of its products. A summary description of each of these casting methods is set forth below.

   Green Sand Castings. Certain of the Company's railroad products casting facilities primarily use a "green sand" process to produce the sand molds into which steel is poured to make steel castings. The green sand process, which involves mechanically bonding sand to form molds, is the lowest cost molding process used by the Company and is used principally to produce railroad products castings.

   Ceramic Shell Casting. The Replicast(R) ceramic shell process involves the manufacture and use of a lightweight, high density polystyrene replica of a cast steel component. The replicas are given a ceramic coating prior to high temperature firing (during which the polystyrene replica is vaporized). The steel is then poured into the ceramic shell, which produces castings that weigh significantly less than those produced by other casting methods and require minimal machining and finishing, which would otherwise add significantly to the final product's total cost. The primary benefits of ceramic shell casting, as compared to traditional casting techniques, include excellent surface finish, consistent repeatability, and a high degree of dimensional accuracy and reduced post-production machining.

   As a result of the Company's developments in ceramic casting technology, its Leven, Scotland, facility is now able to produce ceramic shell castings from 25 to 550 pounds on over 50 different specifications, including carbon, low alloy and stainless steels, and has become the sole source supplier for ceramic shell manufactured couplers used on the Wabash National's RoadRailer(R) trailer. In June, 1998, the Company successfully completed the first phase of its ceramic shell production lines at the Cicero, Illinois, facility. The Company has begun initial production using the Replicast(R) ceramic shell technology and is planning to use the ceramic shell casting process in its production of various railroad and flow products now produced by other casting methods at its other facilities.

   Air-set Castings. The Flow and Specialty Products segment primarily uses an air-set process. In this molding process, the sand is chemically-bonded to produce sand molds. Air-set technology produces castings with greater dimensional accuracy and a smoother surface than does the green sand molding process. Through the air-set process, the Company has the ability to produce large quantities of hundreds of different types of castings. In addition, the metallurgical laboratory at the Keokuk facility currently is capable of formulating over 100 different types of steel for production use. The Company believes that the quality and process control procedures it has developed at the Keokuk facility produce castings with fewer internal defects and greater soundness reliability, making them among the most technically advanced air-set casting facilities in the steel casting industry.

Supply Arrangements

   The Company has historically entered into a number of supply or product sourcing arrangements with non-U.S. casting facilities which enable the Company to satisfy demand for its products and thereby increase its market share, balance the production of its owned casting facilities and gain economic advantages by shifting production to lower cost, longer lead-time casting facilities. The majority of the products purchased by the Company through its supply arrangements are completed products.

   The Company currently has supply arrangements with three casting facilities located in San Juan del Rio, Mexico; Famoes, Portugal; and Bohurmin, Czech Republic, which provide it with additional manufacturing capacity without significant up front capital expenditures or ongoing investment by the Company. The Company uses these supply arrangements principally to supplement the manufacturing capacity of its casting facilities. The supply arrangements also provide the Company with an opportunity to better assess whether a casting facility should be considered for possible acquisition by the Company. Through the relationship created by the supply arrangement, the Company gains first-hand experience in all aspects of a casting facility's operations and is, therefore, able to make an informed judgment about the potential benefits of an acquisition. One example of this approach is the Company's experience at the Sahagun, Mexico, facility which, prior to its purchase by the Company in 1996, had supplied products to the Company under a supply arrangement.

Competition

   The Company operates in highly competitive markets and faces significant competition from a limited number of established companies in the United States. The Company has historically experienced limited foreign competition in its product markets, but expects to face increased competition from foreign suppliers of railroad products as it expands the production and sale of its products into other countries. Historically, the Company has experienced limited foreign competition in North America due to the specialized nature of many of its products, the importance of AAR product approvals, AREA specifications and the cost of shipping. Although no single company competes with the Company across all of its product lines, some of the Company's competitors are larger and have greater financial resources than the Company. Competition in the Company's markets is based upon product design and performance, price, quality, on-time delivery, product availability, installation expertise, and customer service and support. The Company believes it is well positioned to compete in all of its served markets, due to its leading market share, technical capability, broad manufacturing base and long-standing customer relationships.

   The Company is the largest manufacturer of specialty trackwork products in North America, serving all of the Class I railroads and a number of regional and short-line railroads. In specialty trackwork, ABC-NACO competes with a number of North American manufacturers, including Cleveland Track, Voest-Alpine Nortrak

Inc., an affiliate of Voest-Alpine Eisenbahn Systemme AG and Progress Rail, a subsidiary of Florida Progress Corp. Most of these companies' manufacturing facilities are located in the eastern U.S. which gives them a slight competitive shipping advantage in the eastern U.S. markets over the Company's Chicago Heights, Illinois, facility, which serves customers in the eastern U.S. In the Company's opinion, the locations of its specialty trackwork manufacturing facilities in Pueblo, Colorado and Superior, Wisconsin provide it with a competitive advantage with respect to railroads operating in the western U.S. and Canada. In addition, the Company is the second largest U.S. manufacturer of freight railcar and locomotive wheels. In the market for freight railcar and locomotive cast wheels, the Company's primary competitor is Griffin Wheel Company, a subsidiary of Amsted Industries, Inc. The Company also competes with Standard Steel, a division of Freedom Forge Corporation, which manufactures forged wheels. The Company is the only U.S. manufacturer of metal brake shoes. Primary competitors in the manufacture of freight car cast steel products are American Steel Foundries (a division of Amsted Industries Incorporated), Buckeye Steel Castings Co. (a subsidiary of Buckeye Holdings, Inc.) and McConway & Torley Corp. (a subsidiary of Trinity Industries Inc.). The Company's primary competitor in the manufacture of locomotive truck frames is Atchison Casting Corp. In the manufacture of other locomotive castings, the Company has several competitors including Atchison Casting Corp., Racine Steel Castings and several smaller foundries.

   In the Rail Services and Systems segment, the Company, along with Progress Rail, is the largest independent freight car wheel mounting operations in North America. The majority of such wheel mounting operations are currently performed in-house by Class I railroads. The remaining independent wheel mounting market is highly fragmented. In the served market for signal and communication services, the Company's primary competitors are Union Switch, MEC Rail (a division of Mass Electric Construction Company), Harmon Industries, Inc. and Safetron Systems Corporation.

   In the Flow and Specialty Products segment, the market is fragmented, and the Company competes with numerous other companies that manufacture the type of steel and high alloy valve housings and related products that the Company produces. The Company's largest competitors in this market are TIC United Corp., Pacific Steel Casting Co., Quality Electric Steel Castings, Inc. and Citation Corp.

Order Backlog

   The Company's backlog at any particular time is affected by a number of factors relating to, among other things, the Company's production schedule and the time at which customers generate purchase orders. Specialty trackwork deliveries generally require lead-times of one to three months. Most specialty trackwork installations occur in the period from March through October. Consequently, deliveries are somewhat seasonal, with order backlog increasing in the spring and decreasing in the late summer. For discussion of quarterly results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Order backlog for wheels and brake shoes is less meaningful because these products have short production lead-times. All order backlog figures include only firm orders for which customers have issued releases for production and delivery and exclude the non-current portion of any long-term supply arrangements. The Company's backlog was $125.3 million and $155.8 million as of July 31, 1999 and 1998, respectively. The Company expects to fill the majority of its order backlog as of July 31, 1999 during the fiscal year 2000.

Intellectual Property

   The Company relies on a combination of patents, trademark, trade secret and other intellectual property law, confidentiality and nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property. However, there can be no assurance that these efforts will be successful, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information. The Company currently holds 34 U.S. trademarks and 33 foreign trademarks. The Company holds 69 U.S. patents and 80 foreign patents and has applications pending for 8 U.S. patents and 4 foreign patents. The Company uses a cost-benefit analysis to determine whether the value of patent protection justifies the expense of seeking the protection. The Company believes its intellectual property is a valuable asset of its business and will protect its intellectual property by legal action in appropriate situations.

Raw Materials

   The primary raw materials used by the Company to manufacture its various steel casting products are scrap steel and alloys such as Chromium and Manganese, electrical power, natural gas and sand. The Company purchases most of its raw materials in bulk from a small number of suppliers. Certain raw materials which are expensive to transport, such as scrap steel, are purchased by the Company from sources which are located close to the casting facilities where the materials are used.

   The scrap steel market historically has been a relatively stable market, with ample supply and fairly consistent prices. Although the price of scrap steel can fluctuate, the Company generally has been able to recover cost increases from its customers through a scrap price surcharge which is calculated on a formula basis and is standard industry practice. The Company does not anticipate any difficulty in obtaining sufficient scrap steel and alloys for its manufacturing operations.

   The Company has experienced occasional difficulties with respect to its supply of electrical power and natural gas. The Company has interruptible power service contracts with its electrical power suppliers, and electrical service at some of its casting facilities is interrupted from time to time, which results in temporary cutbacks in operations at the affected facilities.

   The principal raw materials for specialty trackwork products are railroad rail and Manganese. The Company purchases rail from various rail manufacturers. In certain instances, the Company purchases rail directly from its railroad customers for whom specialty trackwork is being built, capitalizing on their purchasing economies.

Employees

   As of July 31, 1999, the Company had nearly 6,000 employees, approximately 80% of who are represented by labor unions. The Company believes that its labor relations are satisfactory.

   In fiscal 1999, five-year labor agreements were negotiated with Rail Products employees in Pueblo, Colorado, and Chicago Heights, Illinois; a four-year agreement was reached with Flow and Specialty Product foundry employees in Richmond, Texas; three-year agreements were settled with Rail Product employees in Baltimore, Maryland; Calera, Alabama; Crown Point, Indiana and Flow and Specialty Product employees in Keokuk, Iowa; and a one-year agreement was reached with Rail Product employees in Sahagun, Mexico.

   For fiscal 2000, an initial agreement must be reached with Rail Services and Systems employees in Mexico City and agreements will be negotiated with Rail Products employees in Melrose Park and Cicero, Illinois and Sahagun, Mexico, and Rail Services and Systems employees in Verona, Wisconsin. These fiscal 2000 negotiations affect approximately 46% of the Company's employees.

Environmental Matters

   For a description of compliance with environmental matters and of litigation related thereto, see "Part I, Item 3--Legal Proceedings" herein.

Segment Reporting

   Refer to the Company's financial statements as of July 31, 1999 and 1998, and for the three years ended July 31, 1999, included herein, for the required segment and geographical disclosures.

ITEM 2--PROPERTIES

   The Company maintains its headquarters in Downers Grove, Illinois and conducts its operations in 22 principal manufacturing plants. The Company believes its property and equipment is in good condition and suitable for its needs. The Company's principal operating facilities are as follows:

                          Approximate
                            square
Location(1)                 footage   Owned/Leased             Description of use
-----------               ----------- ------------             ------------------
Chicago Heights,
 Illinois...............    182,000    Owned       Specialty trackwork rail manufacturing
Chicago Heights,
 Illinois...............    244,000    Owned       Specialty trackwork manufacturing
Cincinnati, Ohio........    135,000    Owned (2)   Specialty trackwork manufacturing
Pueblo, Colorado........    111,000    Owned       Specialty trackwork manufacturing
Superior, Wisconsin.....     94,000    Owned       Specialty trackwork manufacturing
Newton, Kansas..........     58,000    Leased (3)  Specialty trackwork manufacturing
Ashland, Wisconsin......     57,000    Owned       Specialty trackwork panelizing
Anderson, Indiana.......    155,000    Owned (2)   Manganese steel trackwork castings
Crown Point, Indiana....     20,000    Leased      Manganese steel trackwork casting patterns
Calera, Alabama.........    259,000    Owned       Cast railroad wheels
Calera, Alabama.........     19,000    Owned       Cast railroad wheels
Baltimore, Maryland.....     61,000    Owned       Metal brake shoes
Kansas City, Kansas.....     36,000    Leased      Railroad wheel assembly
Lewistown, Pennsylvania.     29,000    Owned       Railroad wheel assembly
Chicago Heights,
 Illinois...............     21,000    Owned       Railroad wheel assembly
Corsicana, Texas........     18,000    Owned       Railroad wheel assembly
San Bernardino,
 California.............     65,000    Leased      Railroad wheel assembly
Verona, Wisconsin.......     13,000    Leased      Railway signal system assembly
Jacksonville, Florida...     13,000    Leased      Railway signal system assembly
Cicero, Illinois........    700,000    Owned       Freight car castings
Hamilton, Ontario,
 Canada.................    425,000    Owned       Freight car and locomotive castings
Melrose Park, Illinois..    240,000    Owned       Freight car and locomotive castings
Sahagun, Hidalgo,
 Mexico.................    794,500    Owned       Freight car and locomotive castings
Keokuk, Iowa............    122,000    Owned       Valve housings and related castings
Keokuk, Iowa............     30,000    Leased      Finishing plant
Keokuk, Iowa............     54,000    Leased      Pattern storage facility
Keokuk, Iowa............     15,000    Owned       General offices
Richmond, Texas.........    249,000    Leased      Specialty castings and idler wheels
Lombard, Illinois.......     30,000    Leased      Research & development/product engineering
Leven, Fife, Scotland...    213,000    Owned       Railway and industrial castings

--------
(1) All locations are in the USA unless otherwise indicated.
(2) Facility has been closed and is up for sale.
(3) Facility is leased by the Company in connection with an industrial revenue bond arrangement and pursuant to a lease which grants the Company an option to purchase the facility for a nominal amount.

   All of the non-real estate assets located at the Company's owned manufacturing and assembly facilities within the U.S., other than Newton, Kansas; Ashland, Wisconsin and one of the Chicago Heights, Illinois, facilities are pledged as security under the Company's senior credit facility. The Company has pledged its real estate and equipment assets at the Chicago Heights rail manufacturing facility to a third party lender which financed the purchase of this facility. Real estate assets at the Company's Ashland, Wisconsin, and Superior, Wisconsin, facilities have been pledged to a third party bank as letter of credit provider supporting an Industrial Revenue Bond offering. The Company has pledged its real estate assets at the Sahagun, Mexico plant as security under the Company's senior credit facility.

   The Company has also pledged its real estate assets at its Hamilton, Ontario facility to a key customer under a "payment-in-kind" credit agreement along with a first priority security interest in the facility's equipment and related motor vehicles. A second priority security interest in this facility's equipment and furniture assets was provided to the Company's senior credit facility lenders.

   All properties at the Company's facility in Leven, Fife, Scotland, were pledged to a local financial institution in support of local working capital facilities.

ITEM 3--LEGAL PROCEEDINGS

   The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant cost to comply with such requirements. The Company employs responsible personnel at each facility, along with various environmental engineering consultants from time to time to assist with ongoing management of environmental, health and safety requirements.

   The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1999.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

           Name                Age                     Position
           ----                ---                     --------
      Joseph A. Seher.........  55 Chief Executive Officer and Director
      Vaughn W. Makary........  50 President and Chief Operating Officer
      John W. Waite...........  56 Executive Vice President and Chief Administrative
                                   Officer
      J. P. Singsank..........  52 Senior Vice President and Chief Financial Officer
      Brian L. Greenburg......  40 Vice President and Corporate Controller
      Vincent V. Rea..........  37 Vice President and Corporate Treasurer
      Mark F. Baggio..........  39 Vice President, General Counsel and Secretary

   Mr. Lison retired as an executive officer on July 31, 1999.

   Joseph A. Seher. Mr. Seher has served as Chief Executive Officer of the Company since February, 1999. Prior to the Merger, Mr. Seher served as Chairman of the Board and Chief Executive Officer of NACO since its formation in 1987. From 1985 to 1987, Mr. Seher was Chairman of the Board and Chief Executive Officer of National Castings, Inc. ("NCI"), a subsidiary of NACO. From 1981 to 1985, Mr. Seher was Executive Director of Corporate Development for Atcor, Inc., a manufacturer and distributor of electrical, mechanical, fire protection and consumer products. Mr. Seher also has served as a management consultant with A.T. Kearney & Co. and an instructor at The Harvard Business School.

   Vaughn W. Makary. Mr. Makary has served as President and Chief Operating Officer of the Company since February, 1999. Mr. Makary served as President and Chief Operating Officer of NACO from 1988 to February, 1999, and as a director of NACO from 1993 to February, 1999. From 1987 to 1988, Mr. Makary was Executive

Vice President of NACO. From 1985 to 1987, he was Executive Vice President of NCI. Prior thereto, Mr. Makary held a number of executive positions with the National Castings Division of Midland-Ross Corporation.

   John W. Waite. Mr. Waite has served as Executive Vice President and Chief Administrative Officer of the Company since February, 1999. Mr. Waite served as Executive Vice President and Chief Administrative Officer of NACO from June, 1997 to February, 1999 and as a director of NACO from October, 1993, to February, 1999. From 1989 through June 1997, Mr. Waite was Executive Vice President of NACO. From 1987 to 1988, Mr. Waite was NACO's Senior Vice President--Finance of NCI. From 1985 to 1987, he was Vice President--Finance of NCI. Prior thereto, Mr. Waite held a number of executive positions with the National Castings Division of Midland-Ross Corporation.

   J. P. Singsank. Mr. Singsank has served as Senior Vice President and Chief Financial Officer of the Company since July, 1999. Mr. Singsank served as Vice President of Finance and Chief Accounting Officer for the Company from February, 1999 to July, 1999 and as Corporate Controller for ABC from 1993 to February, 1999. Prior to joining ABC, Mr. Singsank held various financial positions with GATX Corporation, the Marmon Group and Ernst & Ernst, CPA's.

   Brian L. Greenburg. Mr. Greenburg has served as Vice President and Corporate Controller of the Company since February, 1999. Mr. Greenburg served as Vice President and Corporate Controller of NACO from April, 1998 to February, 1999. From July 1997 to April 1998, Mr. Greenburg served as Vice President and Controller-- Flow Products Group. From January 1996 to June 1997, Mr. Greenburg served as Vice President of Finance and Chief Financial Officer of Milwaukee Valve Co., Inc. From 1985 to April, 1995, Mr. Greenburg held other various financial positions with NACO.

   Vincent V. Rea. Mr. Rea has served as Vice President and Corporate Treasurer of ABC-NACO Inc. since July, 1999. From May, 1998, through February, 1999, Mr. Rea was Corporate Treasurer of ABC and subsequently held the same position with the merged ABC-NACO Inc. From 1986 through April, 1998, Mr. Rea held a number of financial management and treasury positions with both Safety-Kleen Corp. and Motorola, Inc.

   Mark F. Baggio. Mr. Baggio has served as Vice President, General Counsel and Secretary of the Company since July, 1999. From February, 1999, to July, 1999, Mr. Baggio served as the Company's Senior Corporate Counsel. Prior to the Merger, Mr. Baggio was a principal in the law firm of Lison & Griffin P.C. where he worked from 1987 to 1998. Mr. Baggio also served as an auditor with the U.S. General Accounting Office.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company is traded on The Nasdaq Stock Market's National Market System under the symbol "ABCR." Set forth below are the high and low closing bid prices for the Company's common stock during the periods indicated, as reported by the National Market System.

                                                    QUARTERS ENDING
                                         -------------------------------------
                                                                APRIL
                                         OCTOBER 31 JANUARY 31   30    JULY 31
                                         ---------- ---------- ------- -------
      Fiscal Year Ended July 31, 1999:
      High..............................  $17.750    $15.750   $15.500 $21.000
      Low...............................  $ 8.000    $10.000   $12.000 $12.750
      Fiscal Year Ended July 31, 1998:
      High..............................  $20.875    $21.750   $19.875 $19.250
      Low...............................  $16.500    $17.000   $17.125 $14.250

ITEM 6--SELECTED FINANCIAL DATA

   On February 19, 1999, the Company consummated a merger (the "Merger") between a wholly owned subsidiary of ABC Rail Products Corporation ("ABC") and NACO, Inc. ("NACO"). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The accompanying selected financial data reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented and is based on the fiscal periods described below.

   Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year was adopted by the Company as the annual financial reporting period. As permitted under Regulation S-X promulgated by the Securities and Exchange Commission, the year-ends of the two companies have not been conformed for periods prior to fiscal 1999. The financial position of NACO as of June 28, 1998, March 30, 1997, March 31, 1996, and April 2, 1995 and the results of NACO's operations for the twelve months ended June 28, 1998, March 30, 1997, March 31, 1996 and April 2, 1995 are combined with ABC's financial position as of July 31, 1998, 1997, 1996 and 1995 and the results of ABC's operations for the twelve months ended July 31, 1998, 1997, 1996 and 1995, respectively. Accordingly, revenues of $26.5 million and a net loss of $0.1 million, and revenues of $70.3 million and net income of $0.9 million representing NACO's results of operations for July 1998 and the period March 31, 1997 to June 29, 1997, respectively, are excluded from the Company's Consolidated Statements of Operations. As permitted in a pooling-of-interests business combination, the ABC-NACO financial statements reflect certain adjustments to conform the accounting policies of both companies.

   On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year-end to December 31 from July
31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company intends to file a Form 10-Q quarterly report for the quarter ending October 31, 1999 and a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999.

                                       For the Year Ended July 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
Net sales....................  $665,497  $634,921  $535,718  $519,209  $472,426
Cost of sales................   570,523   543,310   466,757   449,918   405,557
                               --------  --------  --------  --------  --------
  Gross profit...............    94,974    91,611    68,961    69,291    66,869
Selling, general and
 administrative expenses.....    60,225    56,282    48,649    41,743    33,087
Wilsons asset impairment
 charge and liquidation
 (gain)(1)...................       --        --     (1,430)    2,800       --
Merger and other
 restructuring charges(2)....    21,925       --        --      3,155       --
                               --------  --------  --------  --------  --------
  Operating income...........    12,824    35,329    21,742    21,593    33,782
Settlement of litigation(3)..       --        --        --     (2,800)      --
Equity (income) loss of
 unconsolidated joint
 ventures....................        66    (1,616)   (1,041)      144      (393)
Interest expense.............    17,782    13,862    12,620     9,526     5,624
                               --------  --------  --------  --------  --------
  Income (loss) before income
   taxes, cumulative effect
   of accounting changes and
   extraordinary items.......    (5,024)   23,083    10,163    14,723    28,551
Provision for income taxes...       923     9,305     3,914     5,572     5,874
                               --------  --------  --------  --------  --------
  Income (loss) before
   cumulative effect of
   accounting changes and
   extraordinary items.......    (5,947)   13,778     6,249     9,151    22,677
Cumulative effect of
 accounting changes(4).......    (1,620)   (1,111)      --        --     (3,241)
Extraordinary items(5).......    (3,158)      --       (310)      --       (814)
                               --------  --------  --------  --------  --------
  Net income (loss)..........  $(10,725) $ 12,667  $  5,939  $  9,151  $ 18,622
                               ========  ========  ========  ========  ========
Per Share Data:
Basic:
  Income (loss) before
   cumulative effect of
   accounting changes and
   extraordinary items.......  $  (0.33) $   0.77  $   0.36  $   0.54  $   1.36
  Net income (loss)..........  $  (0.59) $   0.71  $   0.34  $   0.54  $   1.12
  Weighted average common
   shares outstanding........    18,142    17,850    17,587    16,946    16,615
Diluted:
  Income (loss) before
   cumulative effect of
   accounting changes and
   extraordinary items.......  $  (0.33) $   0.75  $   0.35  $   0.52  $   1.31
  Net income (loss)..........  $  (0.59) $   0.69  $   0.33  $   0.52  $   1.08
  Weighted average common and
   equivalent shares
   outstanding...............    18,142    18,474    18,139    17,576    17,283
Operating Data:
Backlog(6)...................  $125,287  $155,804  $113,247  $100,250  $162,862
Depreciation and
 amortization................    30,126    22,476    20,785    16,447    10,951
Capital expenditures(7)......    54,640    68,915    46,528    30,562    35,690
Balance Sheet Data:
Total assets.................  $453,821  $423,896  $340,142  $262,568  $228,977
Total debt (including cash
 overdrafts).................   229,619   208,131   156,927   105,550    84,626
Stockholders' equity.........    81,557    92,070    78,366    59,852    43,741

--------
(1) The Company recorded a $2.8 million write-down in fiscal 1996 and a liquidation gain of $1.4 million in fiscal 1997 in connection with certain actions taken with respect to its Wilsons facility.
(2) The charge in fiscal 1996 represents non-recurring charges primarily for the closure of a manufacturing facility and the cost of certain reengineering efforts, and the charge relates to costs and restructuring actions associated with the Merger, as well as costs associated with the restructuring of certain operations within the Rail Products segment.

(3) Represents proceeds from the settlement of a lawsuit against ABEX.
(4) Represents the after-tax cumulative effect of accounting changes whereby, in fiscal 1995, the Company adopted new provisions for accounting for certain postemployment and post-retirement benefits which were previously accounted for on a cash basis; in fiscal 1998, the Company expensed previously capitalized business process reengineering costs; and in fiscal 1999, the Company expensed previously capitalized start-up costs.
(5) Represents the after-tax effect of extraordinary charges recognized in connection with the write-off of unamortized deferred financing costs, make whole payments and termination fees related to the early extinguishment of debt in connection with the refinancing of certain indebtedness in fiscal 1995, fiscal 1997 and fiscal 1999.
(6) Includes only firm orders, as of the end of the fiscal period, for which customers have issued releases for production and delivery, and excludes the non-current portion of any long-term supply arrangements.
(7) Excludes expenditures for business acquisitions.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operation should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements. See "Regarding Forward-Looking Statements."

BASIS OF PRESENTATION

   On February 19, 1999, the Company consummated a merger (the "Merger") between a wholly owned subsidiary of ABC Rail Products Corporation ("ABC") and NACO, Inc. ("NACO"). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The following discussions reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period described and is based on the fiscal periods described below.

   Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year was adopted by the Company as the annual financial reporting period. As permitted under Regulation S-X promulgated by the Securities and Exchange Commission, the year-ends of the two companies have not been conformed for periods prior to fiscal 1999. The financial position of NACO as of June 28, 1998 and the results of NACO's operations for the twelve months ended June 28, 1998 and March 30, 1997 are combined with ABC's financial position as of July 31, 1998 and the results of ABC's operations for the twelve months ended July 31, 1998 and 1997, respectively. Accordingly, revenues of $26.5 million and a net loss of $0.1 million, and revenues of $70.3 million and net income of $0.9 million representing NACO's results of operations for July 1998 and the period March 31, 1997 to June 29, 1997, respectively, are excluded from the Company's Consolidated Statements of Operations. As permitted in a pooling-of-interests business combination, the ABC-NACO financial statements reflect certain adjustments to conform the accounting policies of both companies.

   On September 23, 1999, the Company's Board of Directors adopted a resolution to change the fiscal year-end to December 31 from July 31. The principal reason for the change was to align the Company's year-end with the fiscal year-end of its major customers. The Company intends to file a Form 10-Q quarterly report for the fiscal quarter ending October 31, 1999 and a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999.

RESULTS OF OPERATIONS

   The following table sets forth consolidated net sales and gross profit data for the indicated fiscal years:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
      Net Sales......................................... $665.5  $634.9  $535.7
      Gross Profit...................................... $ 95.0  $ 91.6  $ 69.0
      % of Sales........................................   14.3%   14.4%   12.9%

   In fiscal 1999, annual net sales increased 5% to $665.5 million from $634.9 million in fiscal 1998. Fiscal 1998 net sales increased 19% from $535.7 million in fiscal 1997. In fiscal 1999, the increase was due in part to the ongoing ramp up of the Sahagun, Mexico, facility as well as continued strong market conditions within the Rail Products segment. These conditions were a direct result of a strong domestic economy that increased demand for freight car components and locomotive truck assemblies. The increase from 1997 to 1998 was driven primarily within the Rail Products and Rail Services and Systems segments, once again, as a result of the strong overall economy.

   Gross profit as a percentage of net sales decreased slightly in fiscal 1999 to 14.3% from 14.4% in fiscal 1998. However, these numbers were both improvements upon fiscal 1997's percentage of 12.9%. The overall improvement in margin from 1997, when compared to the years 1998 and 1999, was driven entirely within the Rail Products segment for the reasons described above.

   A summary of SG&A and Operating Income with respective percentages of sales, for the fiscal years indicated, follows:

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                               (dollars in
                                                                millions)
      SG&A................................................. $60.2  $56.3  $48.6
      % of Sales...........................................   9.0%   8.9%   9.1%

      Operating Income*.................................... $12.8  $35.3  $21.7
      % of Sales...........................................   1.9%   5.6%   4.1%

*Includes $21.9 million of Merger and other restructuring charges in fiscal
   1999 described below and a $1.4 million special gain in fiscal 1997.

   SG&A as a percent of sales increased to 9.0% in fiscal 1999 from 8.9% in fiscal 1998. Fiscal 1998 SG&A as a percent of sales decreased from 9.1% in fiscal 1997. Operating income decreased to $12.8 million during fiscal 1999 from $35.3 million in fiscal 1998. In fiscal 1999, operating income was impacted by a one-time Merger and other restructuring charges of $21.9 million. Fiscal 1998 operating income increased 62% from $21.7 million in fiscal 1997.

   During the year ended July 31, 1999, the Company recorded a $21.9 million merger and restructuring charge, of which $16.1 million was recorded in the third quarter and $5.8 million was recorded in the fourth quarter. The charge includes $8.8 million of costs incurred as a direct result of the Merger for advisory and other fees. The charge also includes amounts associated with the Company's initiatives to merge the corporate operations of the two companies, to eliminate duplicate functions and to restructure certain operations within the Rail Products segment by closing three manufacturing operations. The components of the charge have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs including severance and other employee benefits based on existing severance policies.

   Employee severance costs included in the charge totaled $9.2 million and included amounts for approximately 29 corporate employees, 141 salaried plant employees and 480 hourly employees. As of July 31, 1999, approximately 25% of these employees had been terminated. The remaining 75% are expected to be terminated by early calendar year 2000.

   The restructuring of certain operations within the Rail Products segment was prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on-line, the Company decided to close its Cincinnati, Ohio facility and to discontinue manufacturing at its Newton, Kansas facility (which also has a distribution operation). As a result of the Merger, the Company also decided to close its foundry operation in Anderson, Indiana that produced Manganese castings used in specialty track products for the railroad industry. Production was shifted in early August to the Company's Richmond, Texas facility. In addition, the Company decided to consolidate its corporate facilities and close an administrative office. Costs associated with the closure of these facilities, excluding severance, are $2.2 million in non-cash provisions for the write-down of obsolete assets and leasehold improvements, and $1.7 million in cash provisions for idle facility and property disposal costs.

   The following table is a summary roll forward of the merger and restructuring charges during the fiscal 1999.

                                                                   Balance at
                                                Charge Deductions July 31, 1999
                                                ------ ---------- -------------
      Cash provisions:
        Employee severance....................  $ 9.2    $ (1.5)      $7.7
        Advisory and other fees...............    8.8      (8.8)       --
        Idle facility and property disposal
         costs................................    1.7      (1.0)       0.7
                                                -----    ------       ----
        Total cash provisions.................   19.7    $(11.3)      $8.4
                                                         ======       ====
      Non-cash asset writedowns...............    2.2
                                                -----
          Total...............................  $21.9
                                                =====

   The remaining cash costs are expected to be expended during the next twelve to eighteen months.

   The closure of the Cincinnati and Newton manufacturing operations was completed as of July 31, 1999, while the closure of the Anderson facility and the excess administrative office will be completed during the quarter ended October 31, 1999. The corporate office consolidation, which primarily involved the vacancy of leased office space, was completed in September. No significant changes have been made to the cost and timing of these restructuring initiatives. The Company expects these efforts will result in reduced operating expenses, including lower salary and hourly payroll costs and depreciation expense.

   Equity income (loss) from unconsolidated joint ventures decreased to a $(0.1) million loss in fiscal 1999 from $1.6 million of income in fiscal 1998. This decrease was primarily attributable to start up costs and initial operating losses generated from the Company's joint venture located in China that began producing railcar wheels in November 1998. Fiscal 1998 equity income from unconsolidated joint ventures increased 55% from $1.0 million in fiscal 1997 due principally to improve operating results from the brakeshoe joint venture.

   A summary of total interest cost, for the fiscal years indicated, follows:

                                                               1999  1998  1997
                                                               ----- ----- -----
                                                                  (dollars in
                                                                   millions)
      Interest Expense........................................ $17.8 $13.9 $12.6
                                                               ===== ===== =====

   Interest expense, net of capitalized interest, increased to $17.8 million during fiscal 1999 from $13.9 million in fiscal 1998 and $12.6 million in fiscal 1997. Capitalized interest associated with the financing of new capital projects totaled $2.4 million in fiscal 1999, $3.9 million in fiscal 1998 and $0.2 million in fiscal 1997. The interest cost increase in 1999 was primarily attributable to the financing of the Company's Sahagun, Mexico, capacity expansion project as well as the construction of the Rail Mill in Chicago Heights, Illinois. At July 31, 1999, approximately 35% of the Company's $229.6 million of debt was at a fixed rate of interest.

   The Company's effective tax rates for fiscal 1999, 1998, and 1997 were 18.4%, 40.3% and 38.5%, respectively. The lower effective tax rate during fiscal 1999 primarily reflects reductions in tax reserves due to the ultimate realization of certain net operating losses.

   The non-cash effect of an accounting change of $2.6 million ($1.6 million after-tax) in fiscal 1999 represents the write-off, in accordance with Statement of Position 98-5, of previously capitalized start-up costs. In addition, on November 20, 1997, the FASB Emerging Issues Task Force reached a consensus that all Companies must write-off previously capitalized business process reengineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior fiscal years. In accordance with this consensus, the Company recorded a non-cash charge of $1.8 million ($1.1 million after-tax) in fiscal 1998 to reflect the cumulative effect of this accounting change.

   On February 19, 1999, the Company, in conjunction with the Merger, entered into a new credit facility with a syndicate of financial institutions. This triggered the write-off of unamortized deferred financing balances, make whole payments and early termination fees that resulted from the extinguishment of certain pre-Merger debt. The after-tax charge recorded to account for these items was $3.2 million. The Company also recorded in fiscal 1997 a non-cash, after-tax charge of $0.3 million which represents the write-off of unamortized deferred financing costs related to previous indebtedness which was retired with proceeds from the issuance of the senior subordinated notes.

Rail Products Segment

   The following table sets forth, for the fiscal years indicated, Rail Products segment sales before intercompany eliminations, gross profit, SG&A and operating income data:

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             (dollars in
                                                              millions)
      Net Sales......................................... $511.5  $469.8  $424.8
      Gross Profit...................................... $ 74.9  $ 70.2  $ 52.4
      % of Net Sales....................................   14.6%   14.9%   12.3%
      SG&A.............................................. $ 25.1  $ 20.5  $ 18.5
      % of Net Sales....................................    4.9%    4.4%    4.4%
      Operating Income.................................. $ 49.8  $ 49.7  $ 33.9
      % of Net Sales....................................    9.7%   10.6%    8.0%

   Rail Products net sales increased 9% to $511.5 million in fiscal 1999 from $469.8 million in fiscal 1998. Fiscal 1998 sales increased 11% from $424.8 million in fiscal 1997. In fiscal 1999 and 1998, continued strong demand generated from new railcar and locomotive car builds in addition to the continued ramp up and higher operating efficiencies at the Company's Sahagun, Mexico, facility contributed to the strong year to year sales gains. These were offset, somewhat, by the downturn in demand during the latter half of fiscal 1999 for the group's specialty trackwork products.

   Rail Products gross profit increased 7% to $74.9 million during fiscal 1999 from $70.2 million is fiscal 1998. Fiscal 1998 gross profit increased 34% from $52.4 million in fiscal 1997. The overall reasons for the improvement and changes in gross margins are as described above. SG&A as a percentage of sales increased during fiscal 1999 to 4.9% from 4.4% in fiscal 1998. This increase is primarily related to currency fluctuations in the segment's foreign operations.

Rail Services and Systems Segment

   The following table sets forth, for the fiscal years indicated, Rail Services and Systems segment sales before intercompany eliminations, gross profit, SG&A and operating income data:

                                                           1999    1998   1997
                                                          ------  ------  -----
                                                              (dollars in
                                                               millions)
      Net Sales.......................................... $135.9  $123.7  $77.3

      Gross Profit....................................... $ 15.7  $ 14.9  $10.6
      % of Net Sales.....................................   11.6%   12.0%  13.7%

      SG&A............................................... $  4.2  $  4.6  $ 4.3
      % of Net Sales.....................................    3.1%    3.7%   5.6%

      Operating Income................................... $ 11.5  $ 10.3  $ 6.3
      % of Net Sales.....................................    8.5%    8.3%   8.2%

   Rail Services and Systems net sales increased 10% to $135.9 million during fiscal 1999 from $123.7 million in fiscal 1998. Fiscal 1998 sales increased 60% from $77.3 million in fiscal 1997. The increase in fiscal 1998 sales from 1997 was primarily driven by the Company's acquisition in December, 1996, of American Systems Technologies. The increase in fiscal 1999 sales from fiscal 1998 was driven by increased demand for the Company's wheel mounting and signaling services.

   Rail Services and Systems gross profit increased 5% to $15.7 million during fiscal 1999 from $14.9 million in fiscal 1998. Fiscal 1998 gross profit increased 41% from $10.6 million in fiscal 1997. The overall reasons for the improvement and changes in gross margins during fiscal 1998 are as described above. The decline in fiscal 1999's gross profit percentage from 1998 was due in part to a one-time, short, lead-time order that provided an above average margin during fiscal 1998.

Flow and Specialty Products Segment

   The following table sets forth, for the fiscal years indicated, Flow and Specialty Products segment sales before intercompany eliminations, gross profit, SG&A and operating income data:

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                               (dollars in
                                                                millions)
      Net Sales............................................ $62.5  $79.5  $82.0

      Gross Profit......................................... $ 4.9  $ 8.4  $ 6.1
      % of Net Sales.......................................   7.8%  10.6%   7.4%

      SG&A................................................. $ 3.9  $ 4.5  $ 4.1
      % of Net Sales.......................................   6.2%   5.7%   5.0%

      Operating Income..................................... $ 1.0  $ 3.9  $ 2.0
      % of Net Sales.......................................   1.6%   4.9%   2.4%

   Flow and Specialty Products segment net sales during fiscal 1999 of $62.5 million were down 21% from $79.5 million in fiscal 1998. Fiscal 1998 sales were 3% lower than fiscal 1997 sales of $82.0 million. The revenue drop within this segment is largely related to the depressed oil prices within the petroleum industry that has severely depressed demand for valves and the corresponding valve bodies produced within the group.

   Flow and Specialty Products gross profit of $4.9 million during fiscal 1999 decreased by 42% when compared to fiscal 1998's gross profit of $8.4 million. The reasons for the drop are as described above. Gross profit for 1998, however, was 38% higher than fiscal 1997's gross profit of $6.1 million. The gross profit percentage increased during fiscal 1998 because of improved operating efficiencies at the segment's Richmond and Keokuk facilities.

Liquidity and Capital Resources

   The Company's cash and cash equivalents were $3.2 million at July 31, 1999, compared to $0.3 million at July 31, 1998. In fiscal 1999, the Company generated $37.7 million from operating activities, a $20.4 million increase from $17.3 million in fiscal 1998. The higher operating cash flow in fiscal 1999 is primarily due to improved working capital management.

   The $37.7 million of net cash generated from operating activities as well as the additional $19.8 net cash provided by the Company's financing activities were utilized to fund the $54.6 million of capital expenditures during fiscal 1999. The most significant capital expenditure during the year was the completion of the expansion project in Sahagun, Mexico.

   Consolidated net working capital increased $4.2 million to $65.0 million at July 31, 1999 from $60.8 million at July 31, 1998. Consolidated current assets increased $7.0 million to $180.2 million at July 31, 1999 from $173.2 million at July 31, 1998. Consolidated current liabilities increased $2.9 million to $115.2 million at July 31, 1999 from $112.3 million at July 31, 1998.

   On December 23, 1997, the Company completed an offering of $25 million 8 3/4% Senior Subordinated Notes, Series B (the "8 3/4% Notes"). The Company used the $24.1 million of net proceeds of this offering to repay indebtedness under its primary credit facility. The 8 3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. The 8 3/4% Notes rank with the 9 1/8% Notes. Financing costs of $1.2 million were deferred in connection with the issuance of the 8 3/4% Notes. The 8 3/4% Notes will mature in 2004, unless repurchased earlier at the option of the Company on or after December 31, 1999 at 102% of face value prior to December 30, 2000 or at 100% of face value thereafter. The 8 3/4% Notes are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined in the Indenture). The Indenture under which the 8 3/4% Notes were issued subjects the Company to various financial covenants which are substantially similar to the covenants relating to the 9 1/8% Notes.

   In December, 1998, a $3.0 million Industrial Revenue Bonds (IRB) was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of July 31, 1999, the adjustable interest rate on the bonds was set at 3.2%. The bonds mature in December 2018.

   On February 19, 1999 and in conjunction with the Merger, the Company entered into a new credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility provides ABC-NACO with loans and other extensions of credit of up to $200 million. The initial net proceeds of the Credit Facility were used to (1) refinance existing bank debt and certain other indebtedness of the Company, (2) refinance substantially all of the former NACO's outstanding debt, (3) provide initial financing for the Company's on-going working capital needs, and (4) pay fees and expenses relating to the Merger and the Credit Facility.

   Capital expenditures from current operations are projected to be $25 million during the upcoming fiscal year. The Company believes that its cash generated from operations for fiscal year 2000 will be sufficient to fund the cash needs for working capital and capital expenditures.

   Debt was 74% of total capitalization at July 31, 1999, and 69% of total capitalization at July 31, 1998. The Company's objective is to reduce its total debt as a percent of total capitalization over time.

Seasonality

   The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June, a period roughly corresponding to the second half of the Company's fiscal year. In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company, except where noted, does not expect any significant departure from the historical demand patterns during the present fiscal year ending December 31, 1999.

Year 2000 Issues

   In addressing the Year 2000 ("Y2K") issues, the Company has taken initiatives in three general areas: information technology ("IT") and communication systems, non-IT systems and related third party issues. The following is a summary of these programs.

 IT and Communication Systems

   Since late 1995, the Company, in support of its strategic initiatives and business process reengineering, has significantly upgraded and continues to upgrade its information technology and communication systems. This upgrade includes (but is not limited to): enterprise-wide application systems (SAP's R/3 system), migration from midsize computers to client/server based systems, upgraded personal computers "PC's", upgraded PC software (standardized on Windows NT, Windows 9X, Microsoft Exchange, Microsoft Office Suite and Back Office applications software), "SDRC Ideas 3D CAD and Auto CAD" and Pro-Engineering, local area networks (LAN's), wide area networks (WAN's), and network integration of advanced fax, printer, and advanced copier systems. A by-product of these endeavors is that a large portion of the Company's IT and non-voice communication systems, and many of its voice communication systems are now Y2K compliant.

   In addition, during 1997, the former NACO companies initiated a program for the installation of an integrated manufacturing and financial software package primarily to have the necessary tools to streamline, standardize and simplify the business processes at all of its facilities. This project includes the migration from system 34's, VAX and PC DOS systems located at various locations to two Y2K compliant HP servers utilizing ROI's fully integrated Manage 2000 application software. Implementation of the new Manage 2000 system was started in April 1998 and is scheduled for completion in October 1999 and will include the former NACO's five manufacturing locations.

   The Company's current exceptions to Y2K compliance are: one HP3000 mid-size computer running Y2K non-compliant software is not yet removed from operation; shop labor collection at a manufacturing facility; third-party payroll software and up to half of the phone systems (PBX's) at the Company's plants need to be upgraded or replaced. These issues are anticipated to be remediated by the fall of calendar year 1999.

 Non-IT Systems

   Internal non-IT systems comprised mainly of building air management systems, elevator systems, security and fire control systems, safety systems, equipment and machinery operating and control systems, compressed air, electrical and natural gas systems, and equipment such as lift trucks, mobile cranes, etc., were assessed by third party consultants specializing in Y2K compliance and remediation planning. These assessments are complete and remediation is expected to be completed in October, 1999.

 Third Parties

   Year 2000 compliance letters have been sent to the Company's major third parties (customers, vendors, service providers, etc.) to ensure that all significant future business associates are addressing and preparing for the Year 2000. The Company continues to work with all significant third parties and has initiated a tracking system to monitor responses and resolve issues as they arise.

   Major customers report having had Y2K compliance programs running for at least one to two years and indicate that their systems that interact with the Company are or will be compliant for Y2K. Based on our discussions, assessment of the customers' capability, and long time customer operating practices, the Company believes that these key customers will be Y2K compliant in all material matters affecting the Company. As previously indicated, the Company will continue to monitor its customers' Y2K compliance.

 Y2K Compliance Costs

   To date, the Company's Y2K compliance has been a by-product of the Company's strategic initiatives and business process re-engineering focused upgrades of IT and communications systems. The SAP's R/3 system and ROI's Manage 2000 system installation in the Company's plants will complete that program. No material added efforts or cost were incurred apart from these initiatives and upgrades to directly remediate the Company's Y2K compliance issues.

   The specific Y2K IT and communication system remediation tasks previously outlined were accomplished by in-house IS and user personnel whose costs are recorded as normal operating expense.

   The IT System software upgrades are being executed under ongoing maintenance and support agreements with software vendors, and the BIOS upgrades to certain hardware are being executed under similar arrangements with hardware vendors. The replacement cost of non-remediable PC's, network hardware components, copiers and fax machines were not material. The Company has estimated the cost of Non-IT system and third party compliance issues, but has no reason to believe, based upon its evaluations that such costs, in the aggregate, would be material.

 Y2K Risks

   The principal risks to the Company relating to the completion of its compliance conversion efforts related to its IT and communications systems are:

    . Failure to implement Manage 2000 integrated software at former NACO facilities on a timely basis.

     .  Failure to replace non-compliant labor data collection systems.

   The principal risks to the Company relating to non-IT systems are failures in control systems for significant machines and equipment or facility systems. These risks are expected to be addressed by October, 1999.

   The principal risk to the Company in its relationship with related third parties is failure of third party systems used to conduct such third parties business including customers, rail suppliers and suppliers of financial and outsourced investor and employee information and management services.

   Based on Y2K compliance work done to-date, the Company believes its key customers are currently Y2K compliant or will be Y2K compliant in all material respects and that service suppliers will be Y2K compliant or can be replaced within an acceptable time frame. The Company has obtained compliance certification from suppliers of key services as soon as such certifications were available. Other than rail supplied by key customers, who indicated they are Y2K compliant, the Company currently believes that other raw materials do not pose a significant risk.

 Contingency Plans

   The Company's description of its Y2K compliance issue is based upon information obtained by the Company through evaluations of the Company's IT communication systems and customer and supplier Y2K compliance. The Company can give no assurance, however, than it will be able to address the Year 2000 issues for all of its current software applications in a timely manner or that the Company will not encounter unexpected difficulties or other expenses relating to adequately addressing the Year 2000 issue. If the Company or its major customers, suppliers or other third parties with whom the Company does business fail to address adequately the Year 2000 issues, or the Company fails to successfully integrate or convert its computer systems generally, the Company's business or results of operations could be materially adversely affected.

Regarding Forward-Looking Statements

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except as such risks relate to interest rate fluctuations. As of July 31, 1999, the Company has long-term debt outstanding with a carrying value of $229.6 million. The estimated fair value of this debt is $222.7 million. The Company historically has not entered into interest rate protection agreements. Fixed interest rate debt outstanding as of July 31, 1999 represents 35% of total debt, carries an average interest of 8.8% and matures as follows: $1.3 million in fiscal 2000, $0.9 million in fiscal 2001, $0.7 million in fiscal 2002, $0.7 million in fiscal 2003, $50.7 million in fiscal 2004 and $25.7 million thereafter. Variable interest rate debt outstanding as of July 31, 1999 had an average interest rate at that date of 7.0% and matures as follows: $3.3 million in fiscal 2000, $6.4 million in fiscal 2001, $2.4 million in fiscal 2002, $134.5 million in fiscal 2003, zero in fiscal 2004 and $3.0 million thereafter.

ITEM 8--FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ABC-NACO Inc.:

   We have audited the accompanying consolidated balance sheets of ABC-NACO Inc. (a Delaware corporation) AND SUBSIDIARIES ("the Company") as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   The consolidated financial statements give retroactive effect to the merger of the companies known prior to February 19, 1999 as ABC Rail Products Corporation and NACO, Inc., that formed ABC-NACO Inc. on February 19, 1999. As described in Note 1 to the consolidated financial statements, the merger was accounted for as a pooling of interests.

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

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ABC-NACO Inc. and Subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

   As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs effective August 1, 1997, and its method of accounting for start-up costs effective August 1, 1998.

ARTHUR ANDERSEN LLP

Chicago, Illinois
September 2, 1999

                                 ABC-NACO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE YEAR ENDED JULY
                                                             31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
NET SALES........................................ $665,497  $634,921  $535,718
COST OF SALES....................................  570,523   543,310   466,757
                                                  --------  --------  --------
      Gross profit...............................   94,974    91,611    68,961
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....   60,225    56,282    48,649
WILSONS ASSET LIQUIDATION GAIN...................      --        --     (1,430)
MERGER AND OTHER RESTRUCTURING CHARGES...........   21,925       --        --
                                                  --------  --------  --------
      Operating income...........................   12,824    35,329    21,742
EQUITY (INCOME) LOSS FROM UNCONSOLIDATED JOINT
 VENTURES........................................       66    (1,616)   (1,041)
INTEREST EXPENSE.................................   17,782    13,862    12,620
                                                  --------  --------  --------
      Income (loss) before income taxes, cumula-
       tive effect of accounting change and ex-
       traordinary item..........................   (5,024)   23,083    10,163
PROVISION FOR INCOME TAXES.......................      923     9,305     3,914
                                                  --------  --------  --------
      Income (loss) before cumulative effect of
       accounting change and extraordinary item..   (5,947)   13,778     6,249
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of
 income taxes of $1,014 and $695, respectively...   (1,620)   (1,111)      --
EXTRAORDINARY ITEMS, net of income taxes of
 $2,062 and $215, respectively...................   (3,158)      --       (310)
                                                  --------  --------  --------
NET INCOME (LOSS)................................ $(10,725) $ 12,667  $  5,939
                                                  ========  ========  ========
EARNINGS (LOSS) PER SHARE:
  Basic:
    Income (loss) before cumulative effect of ac-
     counting change and extraordinary items..... $  (0.33) $   0.77  $   0.36
    Cumulative effect of accounting change.......    (0.09)    (0.06)      --
    Extraordinary items..........................    (0.17)      --      (0.02)
                                                  --------  --------  --------
      Net income (loss).......................... $  (0.59) $   0.71  $   0.34
                                                  ========  ========  ========
  Diluted:
    Income (loss) before cumulative effect of ac-
     counting change and extraordinary items..... $  (0.33) $   0.75  $   0.35
    Cumulative effect of accounting change.......    (0.09)    (0.06)      --
    Extraordinary items..........................    (0.17)      --      (0.02)
                                                  --------  --------  --------
      Net income (loss).......................... $  (0.59) $   0.69  $   0.33
                                                  ========  ========  ========


  The accompanying notes to financial statements are an integral part of these statements.

                                 ABC-NACO INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         As of July 31,
                                                        ------------------
                        ASSETS                            1999      1998
                        ------                          --------  --------
                                                         (In thousands,
                                                          except share
                                                              data)
CURRENT ASSETS:
  Cash and cash equivalents............................ $  3,159  $    273
  Account receivable, less allowance of $1,705 and
   $2,113, respectively................................   82,995    90,252
  Inventories..........................................   73,633    74,521
  Prepaid expenses and other current assets............   11,189     4,680
  Deferred income tax assets...........................    9,226     3,435
                                                        --------  --------
    Total current assets...............................  180,202   173,161
                                                        --------  --------

PROPERTY, PLANT AND EQUIPMENT--net.....................  228,093   202,891

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES............   14,490    15,586

OTHER NONCURRENT ASSETS--net...........................   31,036    32,258
                                                        --------  --------
    Total assets....................................... $453,821  $423,896
                                                        ========  ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Cash overdrafts...................................... $    --   $  6,560
  Current maturities of long-term debt.................    4,588    11,704
  Accounts payable.....................................   73,456    59,694
  Accrued expenses.....................................   37,129    34,359
                                                        --------  --------
    Total current liabilities..........................  115,173   112,317
                                                        --------  --------

LONG-TERM DEBT.........................................  225,031   189,867

DEFERRED INCOME TAXES..................................   14,194    10,702

OTHER NONCURRENT LIABILITIES...........................   17,866    18,940

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 25,000,000 shares
   authorized; 18,386,336 shares and 17,872,976 shares
   issued and outstanding, respectively................      184       179
  Additional paid-in capital...........................   68,383    67,980
  Retained earnings....................................   13,479    24,309
  Cumulative translation adjustment....................     (489)     (398)
                                                        --------  --------
    Total stockholders' equity.........................   81,557    92,070
                                                        --------  --------
    Total liabilities and stockholders' equity......... $453,821  $423,896
                                                        ========  ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                                 ABC-NACO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Additional            Minimum  Cumulative
                         Common  Paid-in   Retained   Pension  Translation
                         Stock   Capital   Earnings  Liability Adjustment   Total
                         ------ ---------- --------  --------- ----------- -------
                                              (In thousands)
BALANCE, July 31, 1996..  $172   $55,389   $ 4,771     $(691)     $ 211    $59,852
  Comprehensive income..   --        --      5,939       691       (246)     6,384
  Shares issued in
   business acquisition.     6    10,220       --        --         --      10,226
  Common stock issued...     1     1,496       --        --         --       1,497
  Income tax benefit
   from exercised stock
   options..............   --        407       --        --         --         407
                          ----   -------   -------     -----      -----    -------
BALANCE, July 31, 1997..   179    67,512    10,710       --         (35)    78,366
  Comprehensive income..   --        --     12,667       --        (308)    12,359
  Shares issued in
   business acquisition.   --        436       --        --         --         436
  Common stock issued...   --         32       --        --         --          32
  NACO comprehensive
   income (3/31/97-
   6/27/97) (Note 1)....   --        --        932       --         (55)       877
                          ----   -------   -------     -----      -----    -------
BALANCE, July 31, 1998..   179    67,980    24,309       --        (398)    92,070
  Comprehensive loss....   --        --    (10,725)      --           8    (10,717)
  Common stock issued...     5       300       --        --         --         305
  Income tax benefit
   from exercised stock
   options..............   --        103       --        --         --         103
  NACO comprehensive
   loss (6/29/98-
   7/31/98) (Note 1)....   --        --       (105)      --         (99)      (204)
                          ----   -------   -------     -----      -----    -------
BALANCE, July 31, 1999..  $184   $68,383   $13,479     $ --       $(489)   $81,557
                          ====   =======   =======     =====      =====    =======


  The accompanying notes to financial statements are an integral part of these statements.

                                 ABC-NACO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE YEAR ENDED JULY
                                                            31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................... $(10,725) $ 12,667  $  5,939
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities--
  Extraordinary items...........................    3,158       --        310
  Cumulative effect of accounting change........    1,620     1,111       --
  Merger and other restructuring charges........   21,925       --        --
  Wilsons asset liquidation gain................      --        --     (1,430)
  Equity (income) loss of unconsolidated joint
   ventures.....................................       66    (1,616)   (1,041)
  Depreciation and amortization.................   30,126    22,476    20,785
  Deferred income taxes.........................    1,289     4,972     1,574
  NACO net cash flows--3/31/97 to 6/27/97 (Note
   1)...........................................      --       (125)      --
  NACO net cash flows--6/28/98 to 7/31/98 (Note
   1)...........................................       (6)      --        --
  Changes in certain assets and liabilities, net
   of effect of business combinations--
    Accounts receivable.........................    5,577   (21,024)    2,581
    Inventories.................................    1,278    (8,344)   (9,796)
    Prepaid expenses............................   (7,468)     (790)      845
    Other assets................................   (3,966)   (7,719)   (2,812)
    Accounts payable and accrued expenses.......   (4,140)   17,898       306
    Other noncurrent liabilities................   (1,038)   (2,221)   (1,215)
                                                 --------  --------  --------
      Net cash provided by operating activities.   37,696    17,285    16,046
                                                 --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................  (54,640)  (68,915)  (46,528)
Proceeds from sale of property..................      --      1,550     1,272
Business acquisitions, less cash acquired.......      --     (1,376)   (5,344)
Investments in unconsolidated joint ventures....      --       (190)   (8,064)
Dividends from unconsolidated joint ventures....      --        904       --
                                                 --------  --------  --------
      Net cash used in by investing activities..  (54,640)  (68,027)  (58,664)
                                                 --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving lines of credit.....   57,395    25,606    11,935
Change in cash overdrafts.......................  (10,036)      855    (1,338)
Issuance of senior subordinated notes...........      --     25,000    50,000
Borrowings of term debt.........................    4,576     3,473    11,678
Payment of term debt............................  (31,150)   (2,987)  (28,057)
Payment of deferred financing costs.............   (1,363)   (1,282)   (2,925)
Exercised stock options.........................      408       --      1,497
                                                 --------  --------  --------
      Net cash provided by financing activities.   19,830    50,665    42,790
                                                 --------  --------  --------
      Net increase (decrease) in cash and cash
       equivalents..............................    2,886       (77)      172
CASH AND CASH EQUIVALENTS, beginning of year....      273       350       178
                                                 --------  --------  --------
CASH AND CASH EQUIVALENTS, end of year.......... $  3,159  $    273  $    350
                                                 ========  ========  ========

  The accompanying notes to financial statements are an integral part of these statements.

                                 ABC-NACO INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1999, 1998 and 1997

1. BASIS OF PRESENTATION AND OPERATIONS

   ABC-NACO Inc. ("the Company") is one of the world's leading suppliers of technologically advanced products and services to the freight railroad and flow control industries through its three business segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products. With four technology centers around the world supporting its three business segments, the Company holds pre-eminent market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

   In the aggregate, the Company operates 19 U.S manufacturing plants in 12 states; plants in Sahagun, Mexico, Leven, Scotland and Dominion, Canada; has unconsolidated joint ventures with plants in Illinois, China and Mexico; and has other facilities (administrative, engineering, etc.) in 4 states. Approximately 80% of the Company's employees are covered by collective bargaining agreements. During the next year, five of these bargaining agreements will expire. While management believes that its labor relations are satisfactory, there can be no assurance that labor contracts which come up for renewal will be renewed or the terms under which such renewals may occur.

   The current composition of the Company was achieved by the consummation of a merger (the "Merger") on February 19, 1999, between a wholly owned subsidiary of the Company (formerly ABC Rail Products Corporation ("ABC")) and NACO, Inc. ("NACO"). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The accompanying consolidated financial statements reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented and is based on the fiscal periods described below.

   Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year-end was adopted by the Company as the annual financial reporting period. As permitted under Regulation S-X promulgated by the Securities and Exchange Commission, the year-ends of the two companies have not been conformed for periods prior to fiscal 1999. The financial position of NACO as of June 28, 1998 and the results of NACO's operations for the twelve months ended June 28, 1998, and March 30, 1997, are combined with ABC's financial position as of July 31, 1998, and the results of ABC's operations for the twelve months ended July 31, 1998, and 1997, respectively. Accordingly, revenues of $26.5 million and a net loss of $0.1 million, and revenues of $70.3 million and net income of $0.9 million representing NACO's results of operations for July 1998 and the period March 31, 1997 to June 29, 1997, respectively, are excluded from the Company's Consolidated Statements of Operations. Comprehensive income (loss) for these two NACO periods is reflected in the Company's Consolidated Statements of Stockholders' Equity.

                                 ABC-NACO INC.

   The following table reconciles previously reported operating results of ABC to the corresponding amounts reflected in the accompanying Statements of Operations and include various adjustments to conform the accounting policies of the two companies (in thousands):

                                      PREVIOUSLY                       COMBINED
                                       REPORTED           CONFORMING  (CURRENTLY
                                        BY ABC     NACO   ADJUSTMENTS REPORTED)
                                      ---------- -------- ----------- ----------
      1998
      Net sales......................  $319,038  $317,613   $(1,730)   $634,921
      Operating income...............    18,590    18,256    (1,517)     35,329
      Net income.....................     6,281     6,258       128      12,667
      1997
      Net sales......................  $259,190  $277,726   $(1,198)   $535,718
      Operating income...............    12,889     9,838      (985)     21,742
      Net income.....................     3,291     2,520       128       5,939

The conforming adjustments included the following:

(a) ABC and NACO had classified cash discounts taken by customers differently in their respective classified statements of operations. These discounts, which were classified in the NACO historical financial statements as a component of other non-operating expense, were reclassified as a reduction of net sales in order to conform the presentation of discounts.

(b) Regarding the method of original adoption of Statement of Financial Accounting Standards No. 106--"Employers' Accounting for Postretirement Benefit Obligations Other Than Pensions", NACO chose the option of immediate recognition of the transition obligation while ABC chose the amortization option. ABC-NACO will follow the immediate recognition method which had an impact of increasing operating income by $213,000 each year ($128,000 after-tax).

   Unaudited results of operations for the former companies prior to the Merger from August 1, 1998 to February 19, 1999 were as follows (in thousands):

                                                               ABC       NACO
                                                             --------  --------
      Net sales............................................. $176,362  $214,138
      Effect of accounting change, net of tax...............   (1,620)      --
      Net income (loss).....................................   (3,182)    7,096

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The Company's consolidated financial information reflects the application of the pooling-of-interests method of accounting for the Merger. Under this method of accounting, the recorded assets, liabilities, income and expenses of ABC and NACO are combined and recorded at their historical cost amounts.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated 50% or less owned joint ventures are accounted for under the equity method.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

                                 ABC-NACO INC.

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to commitments and contingencies (Note 7) and income taxes (Note 12).

Cash Overdrafts

   Cash overdrafts represent the aggregate amount of checks which have been issued and have not yet cleared the zero-balance disbursement accounts, net of any cash in specific depository accounts which will be automatically drawn against as such checks clear the disbursement accounts. If funds are not available in the depository accounts, the deficiency will be funded by the Company's revolving credit agreement.

Allowance for Doubtful Accounts

   The allowance for doubtful accounts for the years ended July 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                          1999    1998    1997
                                                         ------  ------  ------
      Balance at beginning of year...................... $2,113  $1,987  $1,974
        Provision charged to income.....................    206     815     421
        Accounts written off............................   (857)   (561)   (659)
        Allowance from business acquisition.............    --      --      251
        NACO net change (3/31/97-6/27/97)...............    --     (128)    --
        NACO net change (6/29/98-7/31/98)...............    243     --      --
                                                         ------  ------  ------
      Balance at end of year............................ $1,705  $2,113  $1,987
                                                         ======  ======  ======

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for substantially all inventories. Inventory costs include materials, labor and manufacturing overhead. Inventories at July 31, 1999 and 1998 consisted of the following (in thousands):

                                                                 1999    1998
                                                                ------- -------
      Inventories--
        Raw materials.......................................... $31,964 $40,765
        Supplies and spare parts...............................   5,206   4,361
        Work in process and finished goods.....................  36,463  29,395
                                                                ------- -------
          Total inventories.................................... $73,633 $74,521
                                                                ======= =======

Property, Plant and Equipment

   Property, plant and equipment are stated at cost, which for self-constructed assets includes interest and internal labor and overhead costs directly related to constructing the asset. Property, plant and equipment purchased in connection with business acquisitions have been valued at fair market value at the time of the acquisition, less, if any, the allocable share of the bargain purchase element inherent in the acquisitions. The Company also capitalizes direct costs incurred in developing or obtaining computer software for internal use once the Company determines that the new software will be completed and will fulfill its intended use. Costs incurred prior to such determination are expensed as incurred. Such capitalized costs include direct payroll and related costs for personnel that worked directly on the project to develop or obtain the computer software, external costs that were attributable to the software development and interest. The software costs capitalized through July 31, 1999 primarily relate to the development of enterprise-wide computer software systems, which will be amortized over estimated useful lives of five to ten years.

                                 ABC-NACO INC.

   Major renewals and betterments, which extend the useful life of an asset, are capitalized. Routine maintenance and repairs are expensed as incurred. Significant maintenance and repairs expected to be incurred during scheduled shutdowns of the Company's foundry operations are accrued during the periods that the foundry is operational. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. The Company periodically reviews the carrying value of its property, plant and equipment to determine whether there are indications of an impairment that would require an adjustment to the carrying values or useful lives.

   Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense charged to operations was $27.5 million, $20.1 million and $18.5 million for the years ended July 31, 1999, 1998 and 1997, respectively. The estimated useful lives used for recognizing depreciation expense for financial reporting purposes generally are as follows:

                 ASSET DESCRIPTION             LIFE
                 -----------------          ----------
             Buildings and improvements.... 7-30 years
             Machinery and equipment....... 3-12 years
             Computer hardware and soft-
              ware......................... 3-10 years
             Patterns, tools, gauges and
              dies......................... 3-5 years

   Property, plant and equipment at July 31, 1999 and 1998 consisted of the following (in thousands):

                                                              1999       1998
                                                            ---------  --------
      Land................................................. $   5,232  $  4,423
      Buildings and improvements...........................    33,403    24,950
      Machinery and equipment..............................   248,040   165,586
      Construction in progress ............................    29,583    80,058
      Patterns, tools, gauges and dies.....................    19,650    10,497
                                                            ---------  --------
                                                              335,908   285,514
      Less--Accumulated depreciation.......................  (107,815)  (82,623)
                                                            ---------  --------
        Property, plant and equipment--net................. $ 228,093  $202,891
                                                            =========  ========

   The Company capitalized $2.4 million, $3.9 million and $0.2 million in interest for the years ended July 31, 1999, 1998 and 1997, respectively.

   The most significant component of construction in progress as of July 31, 1998 was a rail milling facility in Illinois which went on-line in fiscal 1999, and as of July 31, 1999 and 1998, was the Company's investment in a rail hardening process. The Company expects to begin applying the rail hardening process in calendar 2000 pending the completion of a revised business plan and selection of an appropriate site in which to locate this process.

OTHER NONCURRENT ASSETS

   Other noncurrent assets at July 31, 1999 and 1998 consisted of the following (in thousands):

                                                                 1999    1998
                                                                ------- -------
      Deferred financing costs--net............................ $ 3,850 $ 3,977
      Patents..................................................   2,011   2,007
      Excess costs over net assets acquired--net...............  18,544  20,082
      Prepaid pension costs and other--net.....................   6,631   6,192
                                                                ------- -------
        Other noncurrent assets--net........................... $31,036 $32,258
                                                                ======= =======

                                 ABC-NACO INC.

   Deferred financing costs, net of accumulated amortization of $1.4 million and $2.2 million as of July 31, 1999 and 1998, respectively, represent legal costs and other associated costs related to the Company's issuance of debt. Deferred financing costs are amortized over the term of the related debt. Pursuant to the early retirement of certain indebtedness, the related after-tax costs of $3.2 million and $0.3 million were written-off during the years ended July 31, 1999 and 1997, respectively.

   The excess cost over net assets of acquired businesses is being amortized on the straight-line basis over 15 to 25 years. Related amortization expense for the years ended July 31, 1999, 1998 and 1997 was $1.0 million, $0.9 million, and $0.8 million, respectively. Accumulated amortization as of July 31, 1999 and 1998 was $3.2 million and $2.2 million, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

Accrued Expenses

   Accrued expenses at July 31, 1999 and 1998 consisted of the following (in thousands):

                                                                 1999    1998
                                                                ------- -------
      Compensation and related benefits and taxes.............. $12,542 $15,232
      Restructuring and merger charge accrual..................   8,424     --
      Taxes, other than payroll items..........................   3,083   4,220
      Insurance................................................   2,629   3,386
      Billings in excess of contract costs and estimated
       earnings................................................     145   1,092
      Other....................................................  10,306  10,429
                                                                ------- -------
        Total accrued expenses................................. $37,129 $34,359
                                                                ======= =======

Income Taxes

   Deferred income tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The Company does not provide for U. S. income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S. because the Company either considers such earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. However, in fiscal 1999, for the period from inception to July 31, 1999, the Company did provide U.S. income taxes on a majority of its foreign subsidiaries' earnings because such subsidiaries guaranteed a portion of the Company's domestic indebtedness and, therefore, pursuant to current U.S. income tax regulations, such earnings were deemed to have been distributed to the U.S. parent company.

Workers' Compensation Insurance

   The Company is self-insured for a portion of its workers' compensation claims. The Company provides for workers' compensation insurance each period based on its estimate of the total ultimate payout for all claims and related fees.

                                 ABC-NACO INC.

Fair Value of Financial Instruments

   The carrying amounts of cash, accounts receivables, accounts payable, cash overdrafts and accrued expenses approximate their respective fair values due to their short maturities. Refer to Note 5 for disclosure regarding the fair value of the Company's long-term debt.

Foreign Currency Translation

   Where the local currency of the Company's foreign subsidiaries is the functional currency, translation adjustments are recorded as a separate component of Stockholders' Equity. All transaction gains and losses and any translation adjustments where the U.S. dollar is the functional currency are recorded in income as a component of selling, general and administrative expenses. These gains (losses) were not material for the years ended July 31, 1999, 1998 and 1997, respectively.

Revenue Recognition

   Revenue is generally recognized at the time the goods are shipped to the customer. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods prior to shipment to the customers, the Company recognizes revenue based on the actual completion of the manufacturing process. These limited occurrences generally arise as a result of the customer's manufacturing delays, scheduling or capacity constraints or lack of storage space and, in each instance, the customer accepts title to the goods at the date of the Company's corresponding invoice. In each case of "bill and hold" sales, the Company ensures that the transaction complies with the seven conditions and the six considerations contained in AAER No. 108 of the Securities and Exchange Commission. Reserves for estimated sales returns and allowances are recorded as a reduction of revenues in the period the related revenues are recognized.

   Certain revenue from the Company's railway signal and communication engineering, construction and maintenance contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Costs include materials, direct and allowable labor and overhead. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, the effects of which are recognized in the period in which the revisions are determined.

Research and Development Expenses

   Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Expenditures for the years ended July 31, 1999, 1998 and 1997 were immaterial.

Earnings Per Share

   The following table reconciles the denominator used in the calculation of basic and diluted earnings per share for the years ending July 31, 1999, 1998 and 1997 (in thousands):

                                                             1999   1998   1997
                                                            ------ ------ ------
      Basic--
      Weighted average common shares outstanding..........  18,142 17,850 17,587
                                                            ====== ====== ======
      Diluted--
      Weighted average common shares outstanding..........  18,142 17,850 17,587
      Effect of assumed exercise of warrant...............     --     472    472
      Effect of assumed exercise of stock options.........     --      77     75
      Effect of assumed shares issued pursuant to business
       acquisition earn-out agreements....................     --      75      5
                                                            ------ ------ ------
        Total diluted.....................................  18,142 18,474 18,139
                                                            ====== ====== ======

                                 ABC-NACO INC.

   Other common stock equivalents which would have increased diluted shares by 470, 350 and 291 thousand shares for the years ended July 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have been antidilutive.

New Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued in July 1997. SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted SFAS 131 during fiscal 1999. (Note 13)

   SFAS No. 132, "Employers' Disclosures about Pension and Other
Postemployment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. The Company adopted SFAS 132 during fiscal 1999. (Note 8)

   In November 1997, the FASB's Emerging Issues Task Force reached a consensus that requires companies to write-off previously capitalized business process reengeering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs in prior years. In accordance with this consensus, effective August 1, 1997, the Company recorded a non-cash charge of $1.8 million ($1.1 million after tax) to reflect the cumulative effect of this accounting change.

   In March 1998, Statement of Position No. 98-1 was issued which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

   In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs and expense future start-up costs as incurred. The Company had capitalized certain start-up costs in prior periods, including $1.5 million during fiscal 1998. Effective August 1, 1998, the Company recorded a non-cash charge of $2.6 million ($1.6 million after-tax) to reflect the cumulative effect of the accounting change.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

Reclassifications

   As permitted under the pooling-of-interests method of accounting, the Company's consolidated financial information reflects certain adjustments to conform the accounting policies of both companies. These adjustments retroactively conform, for all periods presented, the accounting policies of both companies, consistent with the intent to present both companies as though they had always been combined.

                                 ABC-NACO INC.

3. BUSINESS ACQUISITIONS

   The aggregate purchase price paid for fiscal 1998 business acquisitions was $1.9 million, including 22,222 shares of the Company's common stock valued at $0.4 million. Other than as described below, the aggregate purchase price for fiscal 1997 business acquisitions was $20.6 million, including 555,556 shares of the Company's common stock valued at $10.2 million. Goodwill recorded from the fiscal 1998 and 1997 acquisitions was $1.6 million and $9.3 million, respectively. An additional 333,333 shares of the Company's stock are contingently issuable over the three years following the respective acquisition dates pursuant to certain acquisition agreements. The individual and aggregate effect of these acquisitions, including the one described below, was not significant to the Company's operations.

   In July 1996, the Company purchased certain land, buildings, machinery and equipment located within the industrial complex maintained in Sahagun, Hildago, Mexico from the trustee in bankruptcy of five related companies, all of which had previously been owned by the Mexican government. At the time of the acquisition, only the steel foundry portion of the complex was operating, but the acquisition also included an iron foundry, a machine shop, a specialty steel-producing and fabricating facility, a farm implement and tractor assembly plant as well as a pattern shop, offices and a variety of other buildings. The purchase price included $5.3 million of cash, $5.0 million of notes (which were guaranteed by the Company), and the assumption of $5.3 million specific liabilities to both the union workers of the bankrupt companies and certain of the salaried employees, many of whom, but not all, were then hired by the Company. Apart from these liabilities, no other liabilities were assumed and the Company was indemnified by the trustee from any other liabilities.

   The acquisitions were accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the acquired businesses were revalued to estimated fair values as of the acquisition dates. Management used its best judgment and available information in estimating the fair value of those assets and liabilities. The operating results of the acquired businesses are included in the consolidated statements of operations from their date of acquisition.

4. CONTRACT RECEIVABLES AND STATUS

   Contract receivables included in accounts receivable as of July 31, 1999 and 1998 were as follows (in thousands):

                                       1999    1998
                                      ------- ------
             Billed.................. $ 4,392 $5,572
             Retainage...............     751  1,180
             Costs and estimated
              earnings in excess of
              billings...............  10,190  2,680
                                      ------- ------
                                      $15,333 $9,432
                                      ======= ======

   A substantial portion of the July 31, 1999 retainage receivable is expected to be collected by July 2000.

   Information with respect to contracts in progress as of July 31, 1999 and 1998 was as follows (in thousands):

                                        1999    1998
                                       ------- -------
             Costs incurred on uncom-
              pleted contracts.......  $20,284 $16,275
             Estimated earnings......    4,793   8,087
                                       ------- -------
                                        25,077  24,362
             Less--Billings to date..   15,032  22,774
                                       ------- -------
                                       $10,045 $ 1,588
                                       ======= =======

                                 ABC-NACO INC.

   Such amounts are classified in the accompanying balance sheet as of July 31, 1999 and 1998 as follows (in thousands):

                                      1999     1998
                                     -------  -------
             Accounts receivable.... $10,190  $ 2,680
             Accrued liabilities....    (145)  (1,092)
                                     -------  -------
                                     $10,045  $ 1,588
                                     =======  =======

5. DEBT

   Debt outstanding as of July 31, 1999 and 1998 consisted of the following (in thousands):

                                                              1999      1998
                                                            --------  --------
      Revolving Credit Facility............................ $134,300  $    --
      Previous Revolving Credit Facilities.................      --     79,497
      9 1/8% Senior Subordinated notes.....................   50,000    50,000
      8 3/4% Senior Subordinated notes.....................   25,000    25,000
      11.75%, Senior Subordinated note, net of unamortized
       discount............................................      --     14,854
      Term loans...........................................    8,522    21,968
      Industrial revenue bonds.............................    6,285     3,354
      Other................................................    5,512     6,898
                                                            --------  --------
        Total debt.........................................  229,619   201,571
      Less--Current maturities.............................   (4,588)  (11,704)
                                                            --------  --------
        Total long-term debt............................... $225,031  $189,867
                                                            ========  ========

   Immediately after the consummation of the Merger, the Company entered into a new revolving credit facility (the "Credit Facility") with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provides the Company with a revolving line of credit of up to $200 million. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage, interest coverage, minimum net worth restriction and restrictions on capital expenditures.

   The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of ABC, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a consolidated leverage pricing grid. The weighted average interest rate at July 31, 1999 was 7.0%. Availability at July 31, 1999 was $63.2 milion.

   Prior to the Merger, ABC and NACO had their own primary bank credit facilities which allowed for aggregate borrowings and outstanding letters of credit, as amended, of up to $125 million, including a term loan portion of $8.5 million. Revolving credit was limited by eligible accounts receivables and inventories. Borrowings were secured by substantially all U.S. assets and bore interest based on either prime or LIBOR rates plus applicable margins. These previous primary bank credit facilities were terminated upon the refinancing under the Credit Facility. The weighted average interest rate on borrowings under these credit facilities as of July 31, 1998 was 8.4%.

                                 ABC-NACO INC.

   On February 1, 1997, the Company completed an offering (the "Offering") of $50 million of 9 1/8% Senior Subordinated Notes (the "9 1/8% Notes"). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of the Company at 102% of face value from January 15, 1999 to January 14, 2000, or at 100% of face value thereafter. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the Notes were issued subjects the Company to various financial covenants which, among other things, require the Company to maintain (all as defined) (i) a minimum consolidated net worth,
(ii) a minimum operating coverage ratio and (iii) a maximum funded debt to consolidated capitalization ratio, and limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, the Company completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B (the "8 3/4% Notes") due in 2004 with similar provisions as the 9 1/8% Notes.

   In March 1995, NACO issued a $15.0 million 11.75% senior subordinated note together with a common stock purchase warrant to a major insurance company. The warrant agreement allowed the insurance company to purchase 54,271 common shares of NACO's common stock at a price of $0.01 per share, subject to certain adjustments. During fiscal 1999, the insurance company exercised its warrant for 54,271 NACO shares (representing 472,158 shares of the Company based on the Merger exchange ratio). The fair value of the warrant agreed to between the Company and the insurance company was $0.2 million, which amount has been deducted from the face value of the note and added to additional paid-in capital. The fair value of the warrant was determined by averaging the net present value of the note and the value of the NACO's equity using a multiple of its earnings before interest, income taxes and depreciation, both of which calculations used independent third party comparables as benchmarks.

   The Company's term loans generally relate to financing of specific capital expenditure projects and are secured by those related fixed assets. The various loans bear interest, as of July 31, 1999, at rates up to 7.5%, mature from 2000 to 2004 and, in certain cases, contain various financial covenants.

   The Company's industrial revenue bonds relate to financing of specific capital expenditure projects and are secured by those related fixed assets which are pledged to a third party letter of credit provider. The bonds bear interest as of July 31, 1999 at rates from 3.2% to 6%, and mature from 2000 to 2018.

   Other indebtedness represents notes due to sellers of the Company's business acquisitions, a note due to a customer in exchange for entering into a supply agreement with that customer and other indebtedness. The other indebtedness bear interest as of July 31, 1999 at rates from 4.0% to 11.5% and mature from 2000 to 2005.

   The Company was in compliance with all of its covenants under its debt obligations as of July 31, 1999. The weighted average interest rates on all debt as of July 31, 1999 and 1998 were 7.6% and 8.8%, respectively.

   Maturities of debt as of July 31, 1999 are as follows (in thousands):

             Twelve months ending July 31:
             2000............................  $  4,588
             2001............................     7,281
             2002............................     3,104
             2003............................   135,186
             2004............................    50,722
             Thereafter......................    28,738
                                               --------
                                               $229,619
                                               ========

                                 ABC-NACO INC.

   The Company's carrying amount of debt, excluding the 9 1/8% Notes and the 8 3/4% Notes, approximates the market value of such debt because the interest rates on such debt are variable and are set periodically based on the current rates during the year. The July 31, 1999 and 1998 quoted market price of the 9 1/8% Notes and 8 3/4% Notes was $45.7 million and $22.3 million, respectively, and their aggregate carrying value on such date was $75.0 million. The July 31, 1998 quoted market price of the 9 1/8% Notes and the 8 3/4% Notes aggregated to $74.6 million, while their aggregate carrying value as of such date was $75.0 million.

6. SUPPLEMENTAL CASH FLOW INFORMATION

   A summary of supplemental cash flow information for the years ended July 31, 1999, 1998 and 1997 follows (in thousands):

                                                       1999    1998     1997
                                                      ------- -------  -------
      Interest paid in cash.......................... $20,569 $17,460  $11,526
      Income taxes paid in cash......................   3,306   3,021    1,855
      Acquisitions of businesses (Note 3):
        Working capital..............................     --     (226)    (967)
        Property, plant and equipment and
         acquisition-related costs...................     --      467   15,564
        Goodwill.....................................     --    1,571   12,174
        Long-term employee liabilities assumed.......     --      --    (6,191)
        Acquisition debt.............................     --      --    (5,010)
        Stock issued.................................     --     (436) (10,226)
                                                      ------- -------  -------
          Net cash used.............................. $   --  $ 1,376  $ 5,344
                                                      ======= =======  =======

7. COMMITMENTS AND CONTINGENCIES

   The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant cost to comply with such requirements. The Company employs responsible personnel at each facility, along with various environmental engineering consultants from time to time to assist with ongoing management of environmental, health and safety requirements.

   The Company obtains performance bonds, sometimes on behalf of its unconsolidated joint ventures, and is party to certain other guarantees. Such bonds and guarantees aggregated to $12.4 million as of July 31, 1999; however, the Company does not expect that any claims will be made against these financial instruments. Accordingly, the estimated market value of such instruments is not material.

   The Company is also a party to various other legal proceedings arising in the ordinary course of business none of which is expected to have a material adverse effect on the Company's business, financial condition or results of operations.

   The Company occupies various manufacturing, warehouse and office facilities and uses certain equipment under operating lease arrangements. Rental expense charged to operations for the fiscal years 1999, 1998 and 1997 was $8.3 million, $6.8 million and $5.4 million, respectively. At July 31, 1999, future minimum rental

                                 ABC-NACO INC.

payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

             Twelve months ending July 31:
               2000........................... $ 5,339
               2001...........................   3,503
               2002...........................   2,376
               2003...........................   1,722
               2004...........................   1,307
               Thereafter.....................   1,509
                                               -------
                                               $15,756
                                               =======

8. RETIREMENT PENSION PLANS

United States Plans

   The Company maintains defined benefit pension plans covering certain hourly employees in the United States. The plans provide benefits for certain employees that are based on the employees' years of service and also provides benefits for other employees that are based on the employees' years of service and compensation upon their retirement from the Company. The plans invest primarily in investment grade corporate bonds, government bonds, corporate stocks and cash. Net periodic pension cost for the fiscal years 1999, 1998 and 1997 under the United States defined benefit pension plans covering certain hourly employees included the following components (in thousands):

                                   1999    1998    1997
                                  ------  ------  ------
      Service cost on benefits
       earned during the year...  $1,517  $1,243  $1,215
      Interest cost on projected
       benefit obligation.......   1,929   1,774   1,640
      Expected return on plan
       assets...................  (2,845) (2,184) (2,646)
      Amortization of prior
       service costs............     251     154   1,376
      Recognized net actuarial
       loss.....................     (97)    (36)     54
      Amortization of net
       transition liability.....      55      56     --
                                  ------  ------  ------
        Net periodic pension
         cost...................  $  810  $1,007  $1,639
                                  ======  ======  ======

   The Company maintains benefit plans which provide certain of its unionized employees, their dependents and beneficiaries with postretirement medical and/or life insurance benefits. Some of the Company's postretirement plans are not funded. The Company has established a Voluntary Employee Benefit Association trust to fund a portion of this obligation. Contributions of $1.0 million, $0.9 million and $1.4 million were made to the trust in fiscal 1999, 1998, and 1997, respectively. Net periodic postretirement benefit expense for the fiscal years 1999, 1998 and 1997 includes the following components (in thousands):

                                                              1999  1998  1997
                                                              ----  ----  ----
      Service cost on benefits earned during the year........ $339  $213  $307
      Interest cost on accumulated postretirement benefit
       obligation............................................  868   544   661
      Expected return on plan assets......................... (332) (246) (242)
      Amortization of prior service costs....................   11     2   --
      Recognized net actuarial loss.......................... (120)   77   143
      Amortization of net transition (asset).................  --    --    --
                                                              ----  ----  ----
        Total postretirement benefit expense................. $766  $590  $869
                                                              ====  ====  ====

                                 ABC-NACO INC.

   The following table sets forth the reconciliation of the changes in benefit obligations and the changes in the value of plan assets for the fiscal years ended July 31, 1999 and 1998 (in thousands):

                                              PENSION        POSTRETIREMENT
                                             BENEFITS           BENEFITS
                                          ----------------  ------------------
                                           1999     1998      1999      1998
                                          -------  -------  --------  --------
Changes in benefit obligation--
  Benefit obligation at beginning of
   year.................................. $25,190  $22,042  $ 12,556  $ 12,083
  Service cost...........................   1,517    1,243       339       213
  Interest cost..........................   1,929    1,774       868       544
  Amendments.............................   2,361      151        31       --
  Actuarial (gain) loss..................     696    1,384      (898)      130
  Benefits paid..........................  (1,243)  (1,404)     (569)     (414)
                                          -------  -------  --------  --------
  Benefit obligation at end of year......  30,450   25,190    12,327    12,556
Change in value of plan assets--
  Fair value of plan assets at beginning
   of year...............................  30,500   23,616     3,327     2,465
  Actual return on plan assets...........   5,079    5,279       470       335
  Employer contributions.................   2,399    3,009       969       941
  Benefits paid..........................  (1,243)  (1,404)     (569)     (414)
                                          -------  -------  --------  --------
  Fair value of plan assets at end of
   year..................................  36,735   30,500     4,197     3,327
Funded status--
  Funded status..........................   6,285    5,310    (8,130)   (9,229)
  Unrecognized prior service cost........   3,757    1,647        85        65
  Unrecognized net actuarial gain........  (4,952)  (3,367)   (2,669)   (1,648)
  Unrecognized transition obligation.....     179      234       --        --
                                          -------  -------  --------  --------
  Prepaid (accrued) benefit cost......... $ 5,269  $ 3,824  $(10,714) $(10,812)
                                          =======  =======  ========  ========

   Key assumptions used in the calculations above were as follows:

                                                                      POST-
                                                       PENSION     RETIREMENT
                                                      BENEFITS      BENEFITS
                                                     ------------  ------------
                                                     1999   1998   1999   1998
                                                     -----  -----  -----  -----
     Discount rate.................................. 7.125% 7.125% 7.125% 7.125%
     Expected long-term rate of return on assets.... 9.125% 9.000% 9.250% 9.000%

   The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligations for pre-age 65 participants is 7.25% in the fiscal year 1999 declining to an ultimate rate of 5.25% in year 2004 and for post-age 65 participants is 6.75% in the fiscal year 1999 declining to an ultimate rate of 5.25% in year 2004. A one percentage point change in the assumed health care cost trend rates would have the following effects for and as of the year ended July 31, 1999 (in thousands):

                                 ONE PERCENTAGE
                                      POINT
                                -----------------
                                INCREASE DECREASE
                                -------- --------
      Effects on total service
       and interest cost com-
       ponents................   $  132   $(111)
      Effect on postretirement
       benefit obligation.....   $1,153   $(991)

   In addition, the Company maintains defined contribution plans for United States salaried employees and for certain hourly employees. These plans provide for Company contributions of not less than 100% of each employee's contributions commencing July 1, 1999 for certain former ABC employees, and April 1, 1997 for

                                 ABC-NACO INC.

certain former NACO employees; and 50% prior thereto, subject to certain limitations. The Company's contributions were $1.3 million, $1.2 million and $0.7 million in the years ended July 31, 1999, 1998 and 1997, respectively. In addition, the former ABC plan makes contributions to the plan equal to 1% of salaried and certain hourly employees compensation. This additional contribution was $0.2 million for each of the years ended July 31, 1999, 1998, and 1997, respectively.

Foreign Retirement Plans

   As discussed in Note 3, the Company assumed specific liabilities to make termination payments to union workers and salaried employees at the Sahagun, Mexico facility in July 1996. The Company has chosen to account for these liabilities as if they constituted a noncontributory, unfunded, defined benefit pension plan. The following table summarizes the pension plan expense for fiscal years ended July 31, 1999, 1998 and 1997 (in thousands):

                                                                1999 1998  1997
                                                                ---- ----  ----
      Service cost on benefits earned during the year.......... $246 $246  $139
      Interest cost on projected benefit obligation............  256  196   353
      Amortization of unrecognized loss........................   47  (91)   16
                                                                ---- ----  ----
        Net periodic pension cost.............................. $549 $351  $508
                                                                ==== ====  ====

   The following table sets forth the reconciliation of the changes in benefit obligation for the fiscal years ended July 31, 1999 and 1998 (in thousands):

                                                               1999     1998
                                                              -------  -------
      Changes in benefit obligation--
        Benefit obligation at beginning of year.............. $ 4,197  $ 4,792
        Service cost.........................................     246      246
        Interest cost........................................     256      196
        Actuarial loss (gain)................................      47      (91)
        Benefits paid........................................  (1,207)    (946)
                                                              -------  -------
        Benefit obligation at end of year....................   3,539    4,197
        Unrecognized net actuarial loss......................     879    1,210
                                                              -------  -------
        Prepaid (accrued) benefit cost....................... $(2,660) $(2,987)
                                                              =======  =======

   Key assumptions used in the calculations above were as follows:

                                                                     1999  1998
                                                                     ----- -----
      Discount rate................................................. 6.50% 6.50%
      Average rate of increase in compensation levels............... 1.50% 3.50%

   The Company's Canadian and Scottish subsidiaries maintain defined contribution plans for substantially all employees. The Company's contributions to these plans, which vary by company and employee group, was $0.3 million for each of the years ended July 31, 1999, 1998 and 1997, respectively.

Postemployment Plans

   The Company provides selected former hourly and salaried disabled employees continued medical benefits until age 65 or recovered from disability and certain other limited benefits for other selected former employees.

                                 ABC-NACO INC.

   Net periodic postemployment costs for the years ended July 31, 1999, 1998 and 1997, included the following components (in thousands):

                                                                 1999 1998 1997
                                                                 ---- ---- ----
      Estimated costs for newly disabled employees.............. $ 80 $ 80 $ 80
      Interest cost on projected benefit obligation.............  107  124  170
      Net amortization and deferral.............................  327  324  287
                                                                 ---- ---- ----
        Net periodic postemployment cost........................ $514 $528 $537
                                                                 ==== ==== ====

   The following table sets forth the funded status of the plan at July 31, 1999 and 1998 (in thousands):

                                                                  1999    1998
                                                                 ------  ------
      Accumulated benefit obligation............................ $1,516  $1,516
      Plan assets at fair value.................................    --      --
                                                                 ------  ------
      Accumulated benefit obligation in excess of plan assets...  1,516   1,516
      Net unrecognized loss.....................................   (563)   (259)
                                                                 ------  ------
        Accrued postemployment liabilities...................... $  953  $1,257
                                                                 ======  ======

   The discount rate used in the calculations summarized above was 6.75% in 1999 and 7.25% in 1998.

9. STOCK OPTION PLANS

   The Company has various stock option plans which provide for the granting of incentive or nonqualified options to certain directors, officers and employees to purchase shares of its common stock within prescribed periods, up to 10 years, at prices equal to the fair market value on the date of grant. Such options vest over periods up to four years. During 1999, the Company adopted the 1999 Omnibus Stock Plan for which 1,500,000 shares are reserved for issuance. This plan is subject to shareholder approval at the Annual Shareholders Meeting, November 19, 1999. Upon the Merger, NACO's stock option plan was terminated. No options were outstanding under that plan on the Merger date.

   Activity during the years ended July 31, 1999, 1998 and 1997 under the Company's stock option plans and with respect to certain options is summarized below (in thousands, except prices and years):

                                                   Outstanding      Exercisable
                                                 ---------------- ---------------
                                                         Weighted        Weighted
                                                         Average         Average
                                                         Exercise        Exercise
                                                 Shares   Price   Shares  Price
                                                 ------  -------- ------ --------
      July 31, 1996.............................   721    $15.42   310    $13.05
        Issued..................................   165     17.66
        Exercised...............................  (128)    11.65
        Canceled................................  (126)    19.04
                                                 -----    ------   ---    ------
      July 31, 1997.............................   632     16.04   387     13.98
        Issued..................................    85     18.94
        Canceled................................   (26)    21.01
                                                 -----    ------   ---    ------
      July 31, 1998.............................   691     16.21   514     15.30
        Issued(a)...............................   525     13.32
        Exercised...............................   (30)    10.00
        Canceled................................  (151)    18.83
                                                 -----    ------   ---    ------
      July 31, 1999............................. 1,035    $14.54   444    $15.38
                                                 =====    ======   ===    ======

--------
(a) Includes 507,000 options granted at $13.39 per share, subject to shareholder approval, under the 1999 Omnibus Stock Plan.

                                 ABC-NACO INC.

                                   JULY 31, 1999
                     -----------------------------------------
                            OUTSTANDING          EXERCISABLE
                     ------------------------- ---------------
                            WEIGHTED  WEIGHTED        WEIGHTED
        RANGE OF             AVERAGE  AVERAGE         AVERAGE
        EXERCISE            REMAINING EXERCISE        EXERCISE
         PRICES      SHARES   YEARS    PRICE   SHARES  PRICE
        --------     ------ --------- -------- ------ --------
      $10.00-$18.52   811      8.0     $12.75   250    $11.03
      $18.53-$21.62   224      5.4     $21.00   194    $20.98

   As allowed under SFAS No. 123, the Company continues to account for its stock-based compensation plans in accordance with the prior accounting standard, Accounting Principles Board Opinion No. 25, under which it recognized no compensation expense in the years ended July 31, 1999, 1998 or 1997. The following table reflects certain pro forma earnings information as if compensation cost had been determined on the fair valued-based accounting method for options granted in the years ended July 31, 1999, 1998 and 1997, and certain information regarding options granted in such years and assumptions used in determining the fair value of such options, using the Black-Scholes options pricing model (dollars in thousands).

                                                 1999       1998       1997
                                               ---------  ---------  ---------
      Pro forma income (loss)................. $ (12,016) $  12,277  $   5,666
      Pro forma diluted income (loss) per
       share.................................. $   (0.66) $    0.66  $    0.31
      Weighted average fair value of granted
       options................................ $    8.28  $   10.02  $    8.51
      Assumptions--
        Weighted average risk-free interest
         rate.................................       5.8%       5.8%       6.3%
        Volatility............................      39.8%      32.8%      30.4%
        Expected lives........................ 8.1 years  6.1 years  7.2 years
        Dividend yield........................       0.0%       0.0%       0.0%

10. UNCONSOLIDATED JOINT VENTURES

   The Company owns 50% of Anchor Brake Shoe, L.L.C. ("Anchor"). Anchor designs, manufactures, markets and sells railcar composite brake shoes. The Company's investment in Anchor was $7.1 million as of July 31, 1999. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a future change in control situation. Additionally, the other partner has an option which it can exercise as of April 1, 2001, to purchase the Company's interest in Anchor.

   Summarized financial information for Anchor for the years ended July 31, 1999, 1998 and 1997 was as follows (in thousands):

                                                          1999    1998    1997
                                                         ------- ------- -------
      Current assets.................................... $ 5,794 $ 4,644 $ 5,968
      Noncurrent assets.................................  10,915   9,450   7,850

      Current liabilities...............................   2,013   2,766   1,776
      Noncurrent liabilities............................     --      --    1,983

      Net sales.........................................  18,781  17,917  15,329
      Gross profit......................................   5,910   5,643   4,411
      Net income........................................   3,347   3,138   2,854

   In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd ("Datong"). The joint venture manufactures wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in the joint venture

                                 ABC-NACO INC.

consists of technical know-how, expertise and cash. The cash funding was used to construct a manufacturing facility, which was operational in late calendar 1998. The intangible component of the Company's contribution was valued at $1.8 million and such amount is ratably being recognized as additional equity earnings. The Company will earn royalties on certain sales from this venture. The company's investment in Datong was $7.9 million as of July 31, 1999.

   In addition to these, the Company has other joint venture arrangements which are not significant to the Company's results of operations. The Company occasionally pays certain items on behalf of the joint ventures and is subsequently reimbursed for such payments. Also, some of the ventures purchase materials from the Company for use in production or for direct resale. Trade accounts receivable from these affiliates as of July 31, 1999 and 1998, were $1.6 million and $2.3 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets. Other amounts owed to or from these affiliates at these dates were not material.

11. MERGER AND OTHER SPECIAL CHARGES

   During the year ended July 31, 1999, the Company recorded a $21.9 million merger and restructuring charge, of which $16.1 million was recorded in the third quarter and $5.8 million was recorded in the fourth quarter. The charge includes $8.8 million of costs incurred as a direct result of the Merger for advisory and other fees. The charge also includes amounts associated with the Company's initiatives to merge the corporate operations of the two companies, to eliminate duplicate functions and to restructure certain operations within the Rail Products segment by closing three manufacturing operations. The components of the charge have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs including severance and other employee benefits based on existing severance policies.

   Employee severance costs included in the charge totaled $9.2 million and included amounts for approximately 29 corporate employees, 141 salaried plant employees and 480 hourly employees. As of July 31, 1999, approximately 25% of these employees had been terminated. The remaining 75% are expected to be terminated by early calendar year 2000.

   The restructuring of certain operations within the Rail Products segment was prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on-line, the Company decided to close its Cincinnati, Ohio facility and to discontinue manufacturing at its Newton, Kansas facility (which also has a distribution operation). As a result of the Merger, the Company also decided to close its foundry operation in Anderson, Indiana that produced Manganese castings used in specialty track products for the railroad industry. Production was shifted in early August to the Company's Richmond, Texas facility. In addition, the Company decided to consolidate its corporate facilities and close an administrative office. Costs associated with the closure of these facilities, excluding severance, are $2.2 million in non-cash provisions for the write-down of obsolete assets and leasehold improvements, and $1.7 million in cash provisions for idle facility and property disposal costs.

                                 ABC-NACO INC.

   The following table is a summary roll forward of the merger and restructuring charges during fiscal 1999.

                                                                   Balance at
                                                Charge Deductions July 31, 1999
                                                ------ ---------- -------------
      Cash provisions:
        Employee severance..................... $ 9.2    $ (1.5)      $7.7
        Advisory and other fees................   8.8      (8.8)       --
        Idle facility and property disposal
         costs.................................   1.7      (1.0)       0.7
                                                -----    ------       ----
          Total cash provisions................  19.7    $(11.3)      $8.4
                                                         ======       ====
      Non-cash asset writedowns................   2.2
                                                -----
            Total.............................. $21.9
                                                =====

   The remaining cash costs are expected to be expended during the next twelve to eighteen months.

   The closure of the Cincinnati and Newton manufacturing operations was completed as of July 31, 1999, while the closure of the Anderson facility and the excess administrative office will be completed during the quarter ended October 31, 1999. The corporate office consolidation, which primarily involved the vacancy of leased office space, was completed in September. No significant changes have been made to the cost and timing of these restructuring initiatives. The Company expects these efforts will result in reduced operating expenses, including lower salary and hourly payroll costs and depreciation expense.

Wilsons Liquidation Gain

   During fiscal 1997, due to continued operating losses, the Company declined to provide further funding for a foundry facility it had in England ("Wilsons"). Pursuant to an earlier agreement with its creditors, receivers were appointed who ceased the foundry's operations in September 1996. The receivers liquidated the foundry's assets using the proceeds to pay Wilsons' liquidation costs with the remainder being distributed to its creditors, exclusive of the Company. At the time the foundry ceased operations and was liquidated, its liabilities exceeded its written down asset values carried in the Company's consolidated financial statements, which resulted in a liquidation gain for the Company in fiscal 1997 of $1.4 million. Prior to its liquidation, fiscal 1997 operating results of the foundry were not material.

12. INCOME TAXES

   Income (loss) before income taxes, cumulative effect of accounting change and extraordinary items consisted of the following (in thousands):

                                                        1999     1998     1997
                                                      --------  -------  -------
      United States.................................. $(12,554) $26,827  $ 8,639
      Foreign........................................    7,530   (3,744)   1,524
                                                      --------  -------  -------
        Total........................................ $ (5,024) $23,083  $10,163
                                                      ========  =======  =======

                                 ABC-NACO INC.

   The provision (benefit) for income taxes for the years ended July 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                         1999     1998    1997
                                                        -------  ------  ------
      Current:
        Federal........................................ $ 3,262  $4,283  $2,130
        State..........................................     491     680     330
        Foreign........................................   1,568      63    (250)
                                                        -------  ------  ------
          Total current................................   5,321   5,026   2,210
                                                        -------  ------  ------

      Deferred:
        United States..................................  (5,222)  4,901   1,343
        Foreign........................................     824    (622)    361
                                                        -------  ------  ------
          Total deferred...............................  (4,398)  4,279   1,704
                                                        -------  ------  ------
          Total........................................ $   923  $9,305  $3,914
                                                        =======  ======  ======

   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate on income before income taxes, cumulative effect of accounting change and extraordinary item is as follows:

                                                             1999    1998  1997
                                                             -----   ----  ----
      U. S. federal statutory rate.......................... (34.0)% 34.0% 34.0%
      State taxes, net of federal benefit...................   5.9    5.1   4.0
      Difference due to foreign subsidiaries................  49.4   (0.6)  --
      Nondeductible goodwill amortization...................   7.9    1.0   1.7
      Nondeductible Merger costs............................  36.2    --    --
      Change in tax reserves................................ (49.7)   3.3   1.4
      Other.................................................   2.7   (2.5) (2.6)
                                                             -----   ----  ----
        Effective income tax rate...........................  18.4%  40.3% 38.5%
                                                             =====   ====  ====

   Deferred tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The major temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                1999                1998
                                         ------------------- -------------------
                                         Assets  Liabilities Assets  Liabilities
                                         ------- ----------- ------- -----------
      Property basis differences........ $   --   $(13,334)  $   --   $(11,014)
      Insurance reserves................   2,791       --      2,597       --
      Inventory basis differences.......     974    (1,501)      394    (1,147)
      Allowance for doubtful accounts...     607       --        683       --
      Postretirement and
       postemployment reserves..........   4,047    (1,968)    3,981    (1,553)
      Other employee benefit reserves...     510       --        666       --
      Other, net........................   3,823       --      3,512       --
                                         -------  --------   -------  --------
        Total........................... $12,752  $(16,803)  $11,833  $(13,714)
                                         =======  ========   =======  ========

   In addition to the above deferred income taxes, the Company, as of July 31, 1999, had various income tax carryforwards including: U.S. foreign tax credits of $1.8 million, which expire in 2004 if unused; U.S. alternative minimum tax credits of $4.5 million, which do not expire; and net operating losses in Scotland of $5.3 million,

                                 ABC-NACO INC.

which do not expire. Similarly, the Company, as of July 31, 1998 had various income tax carryforwards including: U.S. net operating losses of $1.3 million; U.S. alternative minimum tax credits of $3.0 million; and net operating losses in Scotland, Mexico and Canada of $3.9 million, $2.3 million and $2.2 million, respectively. Due to the uncertainty as to the ultimate realization of certain credit carryforwards, the Company has recorded tax reserves of $9.4 million and $11.9 million as of July 31, 1999 and 1998, respectively. Changes in the reserves, including during 1999, are primarily due to additional net operating losses in foreign jurisdictions, changes in the other deferred tax assets of foreign subsidiaries and ultimate realization of U.S. and foreign net operating losses to offset taxable income.

13. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

   The Company manages its operations through three reporting segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products. These distinct business units generally serve separate markets. They are managed separately since each business requires different technology, servicing and marketing strategies. The following describes the types of products and services from which each segment derives its revenues:

      Rail Products...............  Specialty trackwork, freight car and locomotive castings
      Rail Services and Systems...  Wheel assembly and switching systems
      Flow and Specialty Products.  Valve housing and related castings

   To evaluate the performance of these segments, the Chief Executive Officer examines operating income or loss before interest and income taxes, as well as operating cash flow. Operating cash flow is defined as operating income or loss plus depreciation and amortization. The accounting policies for the operating segments are the same as those described in the summary of the significant accounting policies. Intersegment sales and transfers are accounted for on a cost plus stipulated mark-up which the Company believes approximates arm's length prices.

   Corporate headquarters and ABC-NACO Technologies primarily provide support services to the operating segments. The costs associated with these services include interest expense, income tax expense (benefit), Merger and restructuring charges, research and development expense, and goodwill amortization, among other costs. These costs are not allocated to the segments and are included within "other" below.

   The following tables present a summary of operating results and assets by segment and a reconciliation to the Company's consolidated totals (in thousands):

      REVENUES                                       1999      1998      1997
      --------                                     --------  --------  --------
      Rail Products............................... $511,477  $469,802  $424,750
      Rail Services and Systems...................  135,875   123,725    77,291
      Flow and Specialty Products.................   62,457    79,549    82,019
                                                   --------  --------  --------
        Total Reportable Segments.................  709,809   673,076   584,060
      Elimination and Other.......................  (44,312)  (38,155)  (48,342)
                                                   --------  --------  --------
          Total................................... $665,497  $634,921  $535,718
                                                   ========  ========  ========

      OPERATING INCOME                               1999      1998      1997
      ----------------                             --------  --------  --------
      Rail Products............................... $ 49,816  $ 49,677  $ 33,888
      Rail Services and Systems...................   11,529    10,264     6,293
      Flow and Specialty Products.................      996     3,901     2,083
                                                   --------  --------  --------
        Total Reportable Segments.................   62,341    63,842    42,264
      Elimination and Other.......................  (49,517)  (28,513)  (20,522)
                                                   --------  --------  --------
          Total................................... $ 12,824  $ 35,329  $ 21,742
                                                   ========  ========  ========

                                 ABC-NACO INC.

      ASSETS                                           1999     1998     1997
      ------                                         -------- -------- --------
      Rail Products................................. $289,861 $270,841 $206,590
      Rail Services and Systems.....................   60,509   59,495   48,049
      Flow and Specialty Products...................   22,729   23,561   25,423
                                                     -------- -------- --------
        Total Reportable Segments...................  373,099  353,897  280,062
      Elimination and Other.........................   80,722   69,999   60,080
                                                     -------- -------- --------
          Total..................................... $453,821 $423,896 $340,142
                                                     ======== ======== ========

      DEPRECIATION AND AMORTIZATION                    1999     1998     1997
      -----------------------------                  -------- -------- --------
      Rail Products................................  $ 20,983 $ 14,816 $ 13,280
      Rail Services and Systems....................     2,691    1,892    2,347
      Flow and Specialty Products..................     1,666    1,541    1,349
                                                     -------- -------- --------
        Total Reportable Segments..................    25,340   18,249   16,976
      Elimination and Other........................     4,786    4,227    3,809
                                                     -------- -------- --------
          Total....................................  $ 30,126 $ 22,476 $ 20,785
                                                     ======== ======== ========
      CAPITAL EXPENDITURES                             1999     1998     1997
      --------------------                           -------- -------- --------
      Rail Products................................  $ 40,789 $ 55,383 $ 33,725
      Rail Services and Systems....................     2,684    1,466    2,231
      Flow and Specialty Products..................     3,998    1,134    1,707
                                                     -------- -------- --------
        Total Reportable Segments..................    47,471   57,983   37,663
      Elimination and Other........................     7,169   10,932    8,865
                                                     -------- -------- --------
          Total....................................  $ 54,640 $ 68,915 $ 46,528
                                                     ======== ======== ========

   The following table contains revenues and long-lived assets by country.
Revenues were attributed to countries based on the location of the customer
(in thousands):

      REVENUES                                         1999     1998     1997
      --------                                       -------- -------- --------
      United States................................  $567,956 $567,673 $466,314
      Mexico.......................................    14,374    8,467    2,828
      Canada.......................................    65,742   48,738   49,078
      England......................................    12,811    7,224   13,751
      Other........................................     4,614    2,819    3,747
                                                     -------- -------- --------
          Total....................................  $665,497 $634,921 $535,718
                                                     ======== ======== ========
      LONG-LIVED ASSETS                                1999     1998     1997
      -----------------                              -------- -------- --------
      United States................................  $228,500 $216,213 $171,098
      Mexico.......................................    33,665   22,787   13,660
      Canada.......................................     9,518    9,547    9,259
      England......................................     1,936    2,188    2,262
                                                     -------- -------- --------
          Total....................................  $273,619 $250,735 $196,279
                                                     ======== ======== ========

   The Company's significant customers are Class I railroads and suppliers of new freight cars. One customer accounted for 15.7% and 13.3% of consolidated net sales for the years ended July 31, 1999 and 1998, respectively. Another customer accounted for 10.3% and 11.5% of consolidated net sales for the years ended July 31, 1998 and 1997, respectively. Both customers are served by the Rail Products and Rail Services and Systems segments.

                                 ABC-NACO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial data for the years ended July 31, 1999 and 1998 are as follows (in thousands):

                                                       QUARTER
                                         ------------------------------------
                                          FIRST    SECOND   THIRD     FOURTH
                                         -------- -------- --------  --------
FISCAL YEAR 1999--
Net sales............................... $169,447 $163,383 $173,625  $159,042
Gross profit............................   25,571   18,311   24,553    26,539
Income (loss) before accounting change
 and extraordinary items(a).............    3,740      932   (9,421)   (1,198)
Net income (loss)(b)....................    2,230      932  (12,579)   (1,308)

Income (loss) before accounting change
 and extraordinary items per share--
  Basic................................. $   0.21 $   0.05 $  (0.51) $  (0.07)
  Diluted............................... $   0.20 $   0.05 $  (0.51) $  (0.07)

Net income (loss) per share--
  Basic................................. $   0.13 $   0.05 $  (0.69) $  (0.07)
  Diluted............................... $   0.12 $   0.05 $  (0.69) $  (0.07)

FISCAL YEAR 1998--
Net sales............................... $138,256 $147,406 $173,919  $175,340
Gross profit............................   18,224   19,598   26,698    27,091
Income before accounting change(c)......    1,230    1,786    5,584     5,178
Net income(d)...........................    1,230      675    5,584     5,178

Income before accounting change per
 share--
  Basic................................. $   0.07 $   0.10 $   0.31  $   0.29
  Diluted............................... $   0.07 $   0.10 $   0.30  $   0.28

Net income per share--
  Basic................................. $   0.07 $   0.04 $   0.31  $   0.29
  Diluted............................... $   0.07 $   0.04 $   0.30  $   0.28

--------
(a) Includes pre-tax merger and other restructuring charges of $16.1 million and $5.8 million in the third and fourth quarters, respectively.
(b) Includes an after-tax cumulative effect of an accounting change for startup costs of $1.6 million in the first quarter and an after-tax extraordinary charge of $3.2 million related to the early retirement of certain debt in the third quarter.
(c) Includes $0.7 million of net income from the reversal of previously accrued volume discounts pursuant to the third quarter renegotiation of an existing agreement with a certain customer.
(d) Includes an after-tax cumulative effect of an accounting change for business process reengineering costs of $1.1 million in the second quarter.

15. SUBSEQUENT EVENT

   On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company intends to file a Form 10-Q quarterly report for the quarter ending October 31, 1999 and a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors of the Company is set forth under the caption "Election of Directors" in the Company's proxy statement related to the 1999 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I hereof as permitted by the Instructions to 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference herein.

ITEM 11--EXECUTIVE COMPENSATION

   Information required by this item is set forth under the caption "Executive Compensation" in the Proxy Statement and, except for information under the captions "Executive Compensation--Report of Executive Compensation" and "Executive Compensation--Performance Graph," is incorporated by reference herein.

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

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.
    The following financial statements and the report thereon of Arthur Andersen LLP are included in item 8 of this report:

      Report of Independent Public Accountants

      Consolidated Statements of Operations for the Years Ended July 31, 1999, 1998 and 1997

      Consolidated Balance Sheets as of July 31, 1999 and 1998

      Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended July 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

   2.
    Financial Statement Schedules:

   All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

   3.
    Exhibits

      Exhibit
        No.                            Description
      -------                          -----------
      2.1      Amended and Restated Agreement and Plan of Merger (the
               "Merger Agreement") by and among ABC, ABCR Acquisition
               Sub, Inc. and NACO, Inc. dated as of December 10, 1998
               (Incorporated by reference to Exhibit 2.1 to ABC's
               Registration Statement on Form S-4 (No. 333-65517), as
               filed with the Securities and Exchange Commission on
               January 21, 1999.
      2.2      Amendment to the Merger Agreement, dated as of February
               16, 1999 by and among ABC, ABCR Acquisition Sub, Inc. and
               NACO, Inc. (Incorporated by reference to Exhibit 2.2 to
               the Registrant's Current Report on Form 8-K dated February
               19, 1999) (SEC File No. 0-22906).
      3.1      Restated Certificate of Incorporation, as amended
               (Incorporated by reference to the same numbered exhibit to the Registrant's Current Report on Form 8-K dated February
               19, 1999) (SEC File No. 0-22906).
      3.2      Restated Bylaws (Incorporated by reference to the same
               numbered exhibit to the Registrant's Current Report on
               Form 8-K dated February 19, 1999) (SEC File No. 0-22906).
      3.3      Certificate of Designation, Preferences and Rights of
               Series A Junior Participating Preferred Stock of the
               Company (Incorporated by reference to Exhibit 3.1 filed
               with the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended October 31, 1996) (SEC File No.
               0-22906).
      3.4      Certificate of Correction of Certificate of Designation of
               the Company (Incorporated by reference to Exhibit 3.2
               filed with the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended October 31, 1996) (SEC File No. 0-
               22906).
      4.1      Specimen Common Stock Certificate (Incorporated by
               reference to the Registrant's Exhibit 4.2 filed with the
               Quarterly Report on Form 10-Q for the quarter ended
               January 31, 1999) (SEC File No. 33-70242).
      4.2      Rights Agreement, dated as of September 29, 1995 between
               the Company and LaSalle National Trust, N.A., as Rights
               Agent (the "Rights Agreement"), which includes the Form of
               Certificate of Designation, Preferences and Rights, the
               Form of Rights Certificate and the Summary of Stockholder
               Rights Plan (Incorporated by reference to the same
               numbered exhibit filed with the Registrant's Current
               Report on Form 8-K dated October 2, 1995) (SEC File No. 0-
               22906).
      4.3      Amendment No. 1 to the Rights Agreement Dated November 15,
               1996 (Incorporated by reference to Exhibit 4.1 filed with
               the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended October 31, 1996) (SEC File No. 0-22906).
      4.4      Amendment No. 2 to the Rights Agreement Dated September
               17, 1998 (Incorporated by reference to Exhibit 4.1 filed
               with the Registrant's Form 8-A/A on September 24, 1998
               (SEC File No. 0-22906).
      4.5      Indenture, dated January 15, 1997, from ABC to First Trust of Illinois, National Association, as Trustee
               (Incorporated by reference to Exhibit 4.5 in the
               Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 15,
               1996) (SEC File No. 333-16241).
      4.6      First Supplemental Indenture to the Indenture dated
               January 15, 1997 between ABC and First Trust National
               Association, as Trustee (Incorporated by reference to
               Exhibit 4.1 in the Registrant's Current Report on Form 8-K
               filed with the Securities and Exchange Commission on
               January 17, 1997) (SEC File No. 0-22906).

      Exhibit
        No.                            Description
      -------                          -----------
      4.7      Second Supplemental Indenture to the Indenture dated as of
               January 15, 1997 between ABC and First Trust National
               Association, as Trustee (Incorporated by reference to the
               Registrant's Current Report on Form 8-K filed with the
               Securities and Exchange Commission on December 22, 1997)
               (SEC File No. 0-22906).
      4.8      New Credit Agreement, dated February 19, 1999 between the
               Company and a syndicate of financial institutions
               (Incorporated by reference to Exhibit 4.1 to the
               Registrant's Current Report on Form 8-K dated February 19,
               1999) (SEC File No. 0-22906).
     10.1      Stock Option Plan dated July 1, 1993 (Incorporated by
               reference to the same numbered exhibit filed with the
               Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on
               October 12, 1993) (SEC File No. 33-70242).
     10.2      ABC Rail Corporation Master Savings Trust (Incorporated by
               reference to the same numbered exhibit filed with the
               Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on
               October 12, 1993) (SEC File No. 33-70242).
     10.3      ABC Rail Corporation Savings and Investment Plan, as
               amended and restated effective as of May 1, 1988
               (Incorporated by reference to the same numbered exhibit
               filed with the Registrant's Registration Statement on Form
               S-1 originally filed with the Securities and Exchange
               Commission on October 12, 1993) (SEC File No. 33-70242).
     10.4      1994 Director Stock Option Plan (Incorporated by reference to the same numbered Exhibit 10.11 filed with the
               Registrant's Annual Report on Form 10-K for the fiscal
               year ended July 31, 1994) (SEC File No. 0-22906).
     10.5      Amendment No. 1 to 1994 Director Stock Option Plan
               (Incorporated by reference to the same numbered exhibit
               filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996) (SEC File No. 0-
               22906).
     10.6      Form of option agreement evidencing options granted
               pursuant to the Stock Option Plan listed as Exhibit 10.1
               above (Incorporated by reference to the same numbered
               exhibit filed with the Registrant's Annual Report on Form
               10-K for the fiscal year ended July 31, 1994) (SEC File
               No. 0-22906).
     10.7      1994 Stock Option Plan (Incorporated by reference to the
               same numbered exhibit filed with the Registrant's
               Registration Statement on Form S-1 originally filed with
               the Securities and Exchange Commission on April 13, 1994)
               (SEC File No. 33-77652).
     10.8      Reigistration Rights Agreement, dated as of February 19,
               1999, by and among the Company and certain affiliates of
               NACO listed as parties thereto (Incorporated by reference
               to Exhibit 10.1 filed with the Quarterly Report of Form
               10-Q for the quarter ended January 31, 1999) (SEC File No.
               0-22906).
     10.9      Form of Amended and Restated Severance Agreement, dated as of February 19, 1999, entered into between the Company and each of Joseph A. Seher, Vaughn W. Makary, Wayne R.
               Rockenbach and John W. Waite (Incorporated by reference to
               Exhibit 10.2 filed with the Quarterly Report of Form 10-Q
               for the quarter ended January 31, 1999) (SEC File No.
               0-22906).
     10.10     Form of Stock Purchase Agreement entered into between NACO and certain of its employees (Incorporated by reference to
               Exhibit 10.3 filed with the Quarterly Report of Form 10-Q
               for the quarter ended January 31, 1999) (SEC File No. 0-
               22906).

      Exhibit
        No.                           Description
      -------                         -----------
     21.1      Subsidiaries of the Registrant.
     23.1      Consent of Independent Public Accountants of Registrant.
     24.1      Powers of Attorney.
     27.1      Financial Data Schedule.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 13, 1999                    ABC-NACO Inc.
                                          (Registrant)

                                          /s/ Joseph A. Seher
                                          -------------------------------------
                                          Joseph A. Seher
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 13, 1999:

/s/ J.P. Singsank                         /s/ Brian L. Greenburg
-------------------------------------     -------------------------------------
J.P. Singsank                             Brian L. Greenburg
Senior Vice President and Chief           Vice President and Corporate
Financial Officer (Duly authorized        Controller (Chief Accounting
Officer)                                  Officer)


                  *                                         *
-------------------------------------     -------------------------------------
Donald W. Grinter                         Daniel W. Duval
Chairman of the Board and Director


/s/ Joseph A. Seher                                         *
-------------------------------------     -------------------------------------
Joseph A. Seher                           James E. Martin
Chief Executive Officer and Director
(Principal Executive Officer)


                  *                                         *
-------------------------------------     -------------------------------------
George W. Peck IV                         Jean-Pierre M. Ergas
Director                                  Director


                  *                                         *
-------------------------------------     -------------------------------------
Richard A. Drexler                        Willard H. Thompson
Director                                  Director

   *The undersigned by signing their names hereunto have hereby signed this report on behalf of the undersigned in the capacities mentioned and the above-named officers and directors, on October 13, 1999, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By: /s/ Joseph A. Seher                   /s/ J.P. Singsank
-------------------------------------     -------------------------------------
  Joseph A. Seher                         J.P. Singsank
  Chief Executive Officer and Director    Senior Vice President and Chief
  (Principal Executive Officer)           Financial Officer (Duly authorized
                                          Officer)

                                 EXHIBIT INDEX

  Exhibit                                                          Location in
  Number                    Document Description                     Document
  -------                   --------------------                   -----------
  2.1      Amended and Restated Agreement and Plan of Merger       Incorporated
           (the "Merger Agreement") by and among ABC, ABCR         by reference
           Acquisition Sub, Inc. and NACO, Inc. dated as of
           December 10, 1998 (Incorporated by reference to
           Exhibit 2.1 to ABC's Registration Statement on Form
           S-4 (No. 333-65517), as filed with the Securities and
           Exchange Commission on January 21, 1999.
  2.2      Amendment to the Merger Agreement, dated as of          Incorporated
           February 16, 1999 by and among ABC, ABCR Acquisition    by reference
           Sub, Inc. and NACO, Inc. (Incorporated by reference
           to Exhibit 2.2 to the Registrant's Current Report on
           Form 8-K dated February 19, 1999) (SEC File No. 0-
           22906).
  3.1      Restated Certificate of Incorporation, as amended       Incorporated
           (Incorporated by reference to the same numbered         by reference
           exhibit to the Registrant's Current Report on Form 8-
           K dated February 19, 1999) (SEC File No. 0-22906).
  3.2      Restated Bylaws (Incorporated by reference to the       Incorporated
           same numbered exhibit to the Registrant's Current       by reference
           Report on Form 8-K dated February 19, 1999) (SEC File
           No. 0-22906).
  3.3      Certificate of Designation, Preferences and Rights of   Incorporated
           Series A Junior Participating Preferred Stock of the    by reference
           Company (Incorporated by reference to Exhibit 3.1
           filed with the Registrant's Quarterly Report on Form
           10-Q for the quarter ended October 31, 1996) (SEC
           File No. 0-22906).
  3.4      Certificate of Correction of Certificate of             Incorporated
           Designation of the Company (Incorporated by reference   by reference
           to Exhibit 3.2 filed with the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended October 31,
           1996) (SEC File No. 0-22906).
  4.1      Specimen Common Stock Certificate (Incorporated by      Incorporated
           reference to the Registrant's Exhibit 4.2 filed with    by reference
           the Quarterly Report on Form 10-Q for the quarter
           ended January 31, 1999) (SEC File No. 33-70242).
  4.2      Rights Agreement, dated as of September 29, 1995        Incorporated
           between the Company and LaSalle National Trust, N.A.,   by reference
           as Rights Agent (the "Rights Agreement"), which
           includes the Form of Certificate of Designation,
           Preferences and Rights, the Form of Rights
           Certificate and the Summary of Stockholder Rights
           Plan (Incorporated by reference to the same numbered
           exhibit filed with the Registrant's Current Report on
           Form 8-K dated October 2, 1995) (SEC File No. 0-
           22906).
  4.3      Amendment No. 1 to the Rights Agreement Dated           Incorporated
           November 15, 1996 (Incorporated by reference to         by reference
           Exhibit 4.1 filed with the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended October 31,
           1996) (SEC File No. 0-22906).
  4.4      Amendment No. 2 to the Rights Agreement Dated           Incorporated
           September 17, 1998 (Incorporated by reference to        by reference
           Exhibit 4.1 filed with the Registrant's Form 8-A/A on
           September 24, 1998 (SEC File No. 0-22906).
  4.5      Indenture, dated January 15, 1997, from ABC to First    Incorporated
           Trust of Illinois, National Association, as Trustee     by reference
           (Incorporated by reference to Exhibit 4.5 in the
           Registrant's Registration Statement on Form S-3 filed
           with the Securities and Exchange Commission on
           November 15, 1996) (SEC File No. 333-16241).
  4.6      First Supplemental Indenture to the Indenture dated     Incorporated
           January 15, 1997 between ABC and First Trust National   by reference
           Association, as Trustee (Incorporated by reference to
           Exhibit 4.1 in the Registrant's Current Report on
           Form 8-K filed with the Securities and Exchange
           Commission on January 17, 1997) (SEC File No. 0-
           22906).

  Exhibit                                                          Location in
  Number                    Document Description                     Document
  -------                   --------------------                   -----------
  4.7      Second Supplemental Indenture to the Indenture dated    Incorporated
           as of January 15, 1997 between ABC and First Trust      by reference
           National Association, as Trustee (Incorporated by
           reference to the Registrant's Current Report on Form
           8-K filed with the Securities and Exchange Commission
           on December 22, 1997) (SEC File No. 0-22906).
  4.8      New Credit Agreement, dated February 19, 1999 between   Incorporated
           the Company and a syndicate of financial institutions   by reference
           (Incorporated by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K dated
           February 19, 1999) (SEC File No. 0-22906).
 10.1      Stock Option Plan dated July 1, 1993 (Incorporated by   Incorporated
           reference to the same numbered exhibit filed with the   by reference
           Registrant's Registration Statement on Form S-1
           originally filed with the Securities and Exchange
           Commission on October 12, 1993) (SEC File No. 33-
           70242).
 10.2      ABC Rail Corporation Master Savings Trust               Incorporated
           (Incorporated by reference to the same numbered         by reference
           exhibit filed with the Registrant's Registration
           Statement on Form S-1 originally filed with the
           Securities and Exchange Commission on October 12,
           1993) (SEC File No. 33-70242).
 10.3      ABC Rail Corporation Savings and Investment Plan, as    Incorporated
           amended and restated effective as of May 1, 1988        by reference
           (Incorporated by reference to the same numbered
           exhibit filed with the Registrant's Registration
           Statement on Form S-1 originally filed with the
           Securities and Exchange Commission on October 12,
           1993) (SEC File No. 33-70242).
 10.4      1994 Director Stock Option Plan (Incorporated by        Incorporated
           reference to the same numbered Exhibit 10.11 filed      by reference
           with the Registrant's Annual Report on Form 10-K for
           the fiscal year ended July 31, 1994) (SEC File No. 0-
           22906).
 10.5      Amendment No. 1 to 1994 Director Stock Option Plan      Incorporated
           (Incorporated by reference to the same numbered         by reference
           exhibit filed with the Registrant's Annual Report on
           Form 10-K for the fiscal year ended July 31, 1996)
           (SEC File No. 0-22906).
 10.6      Form of option agreement evidencing options granted     Incorporated
           pursuant to the Stock Option Plan listed as Exhibit     by reference
           10.1 above (Incorporated by reference to the same
           numbered exhibit filed with the Registrant's Annual
           Report on Form 10-K for the fiscal year ended July
           31, 1994) (SEC File No. 0-22906).
 10.7      1994 Stock Option Plan (Incorporated by reference to    Incorporated
           the same numbered exhibit filed with the Registrant's   by reference
           Registration Statement on Form S-1 originally filed
           with the Securities and Exchange Commission on April
           13, 1994) (SEC File No. 33-77652).
 10.8      Reigistration Rights Agreement, dated as of February    Incorporated
           19, 1999, by and among the Company and certain          by reference
           affiliates of NACO listed as parties thereto
           (Incorporated by reference to Exhibit 10.1 filed with
           the Quarterly Report of Form 10-Q for the quarter
           ended January 31, 1999) (SEC File No. 0-22906).
 10.9      Form of Amended and Restated Severance Agreement,       Incorporated
           dated as of February 19, 1999, entered into between     by reference
           the Company and each of Joseph A. Seher, Vaughn W.
           Makary, Wayne R. Rockenbach and John W. Waite
           (Incorporated by reference to Exhibit 10.2 filed with
           the Quarterly Report of Form 10-Q for the quarter
           ended January 31, 1999) (SEC File No. 0-22906).
 10.10     Form of Stock Purchase Agreement entered into between   Incorporated
           NACO and certain of its employees (Incorporated by      by reference
           reference to Exhibit 10.3 filed with the Quarterly
           Report of Form 10-Q for the quarter ended January 31,
           1999) (SEC File No. 0-22906).

  Exhibit                                                  Location in
  Number               Document Description                  Document
  -------              --------------------                -----------
 21.1      Subsidiaries of the Registrant.                Filed herewith
 23.1      Consent of Independent Public Accountants of   Filed herewith
           Registrant.
 24.1      Powers of Attorney.                            Filed herewith
 27.1      Financial Data Schedule.                       Filed herewith