Form 10-Q
period 1999-10-31
ABC NACO INC
filed 1999-12-15
CIK 913364

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



     October 31, 1999                                          0-22906
-----------------------------                          ------------------------
   For the Quarter Ended                                Commission File Number



                                 ABC-NACO Inc.
            (Exact name of registrant as specified in its charter)


           Delaware                                           36-3498749
--------------------------------                       ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


          2001 Butterfield Road, Suite 502, Downers Grove, IL  60515
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number                                  (630) 852-1300
                                                            --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X              No_______
                                                     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                 Outstanding at December 1, 1999
------------------------------                ---------------------------------
 Common Stock, $.01 par value                           19,061,132 Shares

                                 ABC-NACO INC.


                                     INDEX

                                                                                     Page
                                                                                     ----
Part I    Financial Information

   Item 1   Unaudited Consolidated Financial Statements

               Unaudited Consolidated Balance Sheets                                    3

               Unaudited Consolidated Statements of Operations                          4

               Unaudited Consolidated Statements of Stockholders' Equity                5

               Unaudited Consolidated Statements of Cash Flows                          6

               Notes to Unaudited Consolidated Financial Statements                7 - 12

   Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          13 - 17

   Item 3   Quantitative and Qualitative Disclosures About Market Risk                 18


Part II     Other Information

   Item 2   Changes in Securities and Use of Proceeds                                  20

   Item 6   Exhibits and Reports on Form 8-K                                           20

                                 ABC-NACO INC.
                          CONSOLIDATED BALANCE SHEETS
                   As of October 31, 1999 and July 31, 1999

(In thousands, except share and per share data)
                                                                                 October 31,            July 31,
ASSETS                                                                              1999                  1999
------                                                                           -----------           ----------
                                                                                  (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                      $     3,187           $    3,159
  Accounts receivable, less allowances of $1,652 and $1,708, respectively             90,285               82,995
  Inventories                                                                         87,959               73,633
  Prepaid expenses and other current assets                                           14,926               11,189
  Prepaid income taxes                                                                 9,226                9,226
                                                                                 -----------           ----------

    Total current assets                                                             205,583              180,202
                                                                                 -----------           ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                11,331                5,232
  Building and improvements                                                           37,928               33,403
  Machinery and equipment                                                            270,156              248,040
  Patterns, tools, gauges and dies                                                    13,364               19,650
  Construction in progress                                                            25,884               29,583


  Less - Accumulated depreciation                                                   (114,061)            (107,815)
                                                                                 -----------           ----------

    Net property, plant and equipment                                                244,602              228,093
                                                                                 -----------           ----------

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                           14,668               14,490
                                                                                 -----------           ----------

OTHER NONCURRENT ASSETS - net                                                         34,659               31,036
                                                                                 -----------           ----------

    Total assets                                                                 $   499,512           $  453,821
                                                                                 ===========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturity of long-term debt                                             $     4,099           $    4,588
  Accounts payable                                                                    86,330               73,456
  Accrued liabilities                                                                 37,748               37,129
                                                                                 -----------           ----------

    Total current liabilities                                                        128,177              115,173
                                                                                 -----------           ----------

LONG-TERM DEBT, less current maturity                                                248,988              225,031
                                                                                 -----------           ----------

DEFERRED INCOME TAXES                                                                 14,448               14,194
                                                                                 -----------           ----------

OTHER NONCURRENT LIABILITIES                                                          19,895               17,866
                                                                                 -----------           ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value; 1,000,000 shares authorized;                           -                    -
     no shares issued or outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized;
     19,061,132 and 18,386,336 shares issued and outstanding,
     respectively, as of October 31, 1999 and July 31, 1999                              191                  184
  Additional paid-in-capital                                                          76,676               68,383
  Retained earnings                                                                   11,561               13,479
  Cumulative translation adjustment                                                     (424)                (489)
                                                                                 -----------           ----------

  Total stockholders' equity                                                          88,004               81,557
                                                                                 -----------           ----------

  Total liabilities and stockholders' equity                                     $   499,512           $  453,821
                                                                                 ===========           ==========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                                 ABC-NACO INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended October 31, 1999 and 1998
                                  (Unaudited)


(In thousands, except per share data)
                                                                                                  Three Months Ended
                                                                                                      October 31,
                                                                                              1999                      1998
                                                                                       -----------------      -----------------
NET SALES                                                                              $         144,172      $         169,447
COST OF SALES                                                                                    128,320                143,876
                                                                                       -----------------      -----------------
   Gross profit                                                                                   15,852                 25,571
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                      13,623                 15,649
                                                                                       -----------------      -----------------
   Operating income                                                                                2,229                  9,922
EQUITY (INCOME) FROM UNCONSOLIDATED JOINT VENTURES                                                  (178)                  (175)
INTEREST EXPENSE                                                                                   4,971                  3,568
AMORTIZATION OF DEFERRED FINANCING COSTS                                                             240                    174
                                                                                       -----------------      -----------------
   Income (loss) before income taxes and cumulative effect of accounting change                   (2,804)                 6,355
PROVISION (BENEFIT) FOR INCOME TAXES                                                                (886)                 2,615
                                                                                       -----------------      -----------------
   Income (loss) before cumulative effect of accounting change                                    (1,918)                 3,740
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income
   tax of $1,014                                                                                       -                 (1,620)
                                                                                       -----------------      -----------------

   Net income (loss)                                                                   $          (1,918)     $           2,120
                                                                                       =================      =================


EARNINGS (LOSS) PER SHARE DATA
Basic:
   Income (loss) before cumulative effect of accounting change                         $           (0.10)     $            0.21
   Cumulative effect of accounting change                                                              -                  (0.09)
                                                                                       -----------------      -----------------
       Net income (loss)                                                               $           (0.10)     $            0.12
                                                                                       =================      =================

   Weighted average common shares outstanding                                                     18,402                 17,886
                                                                                       =================      =================

Diluted:
   Income (loss) before cumulative effect of accounting change                         $           (0.10)     $            0.20
   Cumulative effect of accounting change                                                              -                  (0.09)
                                                                                       -----------------      -----------------
       Net income (loss)                                                               $           (0.10)     $            0.11
                                                                                       =================      =================

   Weighted average common and equivalent shares outstanding                                      18,402                 18,522
                                                                                       =================      =================

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                                 ABC-NACO INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Three Months Ended October 31, 1999 and 1998
                                  (Unaudited)

(In thousands)
                                                                Additional             Cumulative
                                                        Common   Paid-in    Retained   Translation
                                                        Stock    Capital    Earnings    Adjustment     Total
                                                        ------  ----------  ---------  ------------  ---------
BALANCE, July 31, 1998                                    $179     $67,980   $24,309       $  (398)   $92,070
   Comprehensive income                                      -           -     2,120          (145)     1,975
   Common stock issued                                       -           6         -             -          6
         NACO comprehensive loss (July, 1998)                -           -      (105)          (99)      (204)
                                                        ------     -------   -------       -------    -------
BALANCE, October 31, 1998                               $  179     $67,986   $26,324       $  (642)   $93,847
                                                        ======     =======   =======       =======    =======


BALANCE, July 31, 1999                                  $  184     $68,383   $13,479       $  (489)   $81,557
   Comprehensive income (loss)                               -           -    (1,918)           65     (1,853)
   Common stock issued in business acquisition               7       8,293         -             -      8,300
                                                        ------     -------   -------       -------    -------
BALANCE, October 31, 1999                               $  191     $76,676   $11,561       $  (424)   $88,004
                                                        ======     =======   =======       =======    =======


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended October 31, 1999 and 1998
                                  (Unaudited)

(In thousands)
                                                                                                    Three Months Ended
                                                                                                        October 31,
                                                                                                  1999               1998
                                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                            $ (1,918)          $  2,120
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
      Cumulative effect of accounting change                                                           -              1,620
      Equity income of unconsolidated joint ventures                                                (178)              (175)
      Depreciation and amortization                                                                7,887              7,336
      Deferred income taxes                                                                        1,899              1,436
      NACO net cash flows - July 1998                                                                  -                 (6)
      Changes in certain assets and liabilities, net
       of effect of acquired business:
        Accounts receivable - net                                                                 (4,190)            (9,764)
        Inventories                                                                              (13,385)            (8,258)
        Prepaid expenses and other current assets                                                 (5,363)            (1,518)
        Other assets - net                                                                           225             (1,839)
Accounts payable and accrued liabilities                                                           3,251             12,409
        Other noncurrent liabilities                                                                 145                107
                                                                                                --------           --------
         Total adjustments                                                                        (9,709)             1,348
                                                                                                --------           --------

        Net cash provided by (used in) operating activities                                      (11,627)             3,468
                                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (8,936)           (18,680)
   Cash acquired in business acquisition                                                               4                  -
                                                                                                --------           --------

          Net cash used in investing activities                                                   (8,932)           (18,680)
                                                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on revolving lines of credit                                                   23,047             19,980
    Change in cash overdrafts                                                                          -             (2,582)
    Payment of  term debt                                                                         (2,460)            (1,838)
    Payment of deferred financing costs                                                                -               (140)
    Issuance of common stock                                                                           -                  6
                                                                                                --------           --------

          Net cash provided by financing activities                                               20,587             15,426
                                                                                                --------           --------

          Net change in cash and cash equivalents                                                     28                214

CASH AND CASH EQUIVALENTS, beginning of period                                                     3,159                273
                                                                                                --------           --------

CASH AND CASH EQUIVALENTS, end of period                                                        $  3,187           $    487
                                                                                                ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                     $  4,870           $  5,147
     Cash paid for income taxes, net                                                                  86              1,930

NON-CASH DISCLOSURE
      Issuance of common stock for business acquisition                                         $  8,300                  -


The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                                 ABC-NACO INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

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

     The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

     The current composition of the Company was achieved by the consummation of a merger (the "Merger") on February 19, 1999, between a wholly owned subsidiary of the Company (formerly ABC Rail Products Corporation ("ABC")) and NACO, Inc. ("NACO"). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of the Company's common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and has been accounted for as a pooling-of-interests transaction. The accompanying consolidated financial statements reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented and is based on the fiscal periods described below. Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year end was adopted by the Company as the annual financial reporting period.

     Due to the differing year ends of ABC and NACO, the financial position of NACO as of June 28, 1998 was combined with the financial position of ABC as of July 31, 1998. Accordingly, NACO results of operations for July 1998 (revenues of $26.5 million and a net loss of $0.1 million) are reflected in the Consolidated Statements of Stockholders'

     Equity.

     On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company intends to file a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999.

     Unaudited results of operations for ABC and NACO prior to the Merger from August 1, 1998, to October 31, 1998 (in thousands):

                                             ABC          NACO
                                           -------       -------
     Revenue                               $77,514       $91,933
     Accounting change, net of tax          (1,620)            -
     Net income (loss)                     $  (975)      $ 3,095

     The table below reconciles previously reported results of ABC for the three months ended October 31, 1998 to the corresponding amounts included herein and reflects the Merger under the pooling-of-interests method of accounting.


                                                    Conforming
                                ABC        NACO     Adjustments    Combined
                              --------    -------   -----------    --------
     Net sales                $77,514     $92,384         $(451)   $169,447
     Operating income           3,300       7,024          (401)      9,923
     Net income (loss)         (1,005)      3,095            30       2,120


     Certain historical amounts have been reclassified in order to conform the accounting policies of both companies. These conforming adjustments have minimal impact upon the Company's consolidated net income for the quarter ended October 31, 1998.


2.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Supplies and spare parts primarily consist of manufacturing supplies and equipment replacement parts.

     Inventories at October 31, 1999, and July 31, 1999, consisted of the following (in thousands):

                                                October 31,   July 31,
                                                   1999         1999
                                                 -------      -------
          Raw materials                          $36,198      $31,964
          Supplies and spare parts                 5,382        5,206
          Work in process and finished goods      46,379       36,463
                                                 -------      -------

                                                 $87,959      $73,633
                                                 =======      =======

3.   Debt

     Immediately after the consummation of the Merger, the Company entered into a new revolving credit facility (the "Credit Facility") with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Lead Arranger, Administrative Agent, and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provides the Company with a revolving line of credit of up to $200 million. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage, interest coverage, minimum net worth restriction, and restrictions on capital expenditures

     The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and
     (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a consolidated leverage pricing grid. The weighted average interest rate at October 31, 1999 was 7.7%. Availability at October 31, 1999 was $37.8 million.

     The Company is positioning itself to address the need for added flexibility in its capital structure to support continuing internal and external growth. The related initiatives could be supported through further plant consolidations, restructuring of the Company's capitalization components through the new universal shelf registration, or the potential disposal of certain non-core operating assets. In addition, on October 12, 1999, the Company entered into an Amendment, Waiver and Release Agreement to the Credit Agreement to release certain collateral related to its Mexican subsidiary and to reflect the change in the Company's fiscal year and reporting periods for covenant measurement purposes. The Company then entered into two subsequent amendments to the Credit Agreement that were effective as of October to modify certain of the financial leverage covenants in the Credit Agreement which the Company otherwise would not have been in compliance with as of October 31, 1999. These same leverage covenants need to be met at several dates within the one-year period ending October 31, 2000, failure of which could give the lenders the unilateral right to call the related debt immediately. If the Company does not have adequate cash or is unable to satisfy such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The company has no current commitments to or arrangements for such financing alternatives, and there can be no assurance that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company. As of October 31, 1999, outstanding debt under the Credit Agreement was $155.7 million. The primary leverage coverage ratio required as of December 31, 1999 is a maximum consolidated debt to EBITDA of 4.60:1. Such ratio was 4.74:1 as of October 31, 1999. Based on ongoing discussions and correspondence with its bank lenders, the Company anticipates being able to renegotiate certain of its financial covenants during the first calendar quarter of 2000 (including retroactive application to December 31, 1999) to provide it with additional flexibility from a liquidity perspective, although no assurance can be given to such effect.

     A new universal shelf registration was declared effective on October 29, 1999, for issuances up to $300 million of debt or equity securities, and the unused portion of the old universal shelf registration was de-registered. As of October 31, 1999, no securities were issued under the new universal shelf registration.

4.   Earnings Per Share

     Common share equivalents included in the computation of diluted earnings per share include (in thousands):

                                                      Three Months Ended
                                                          October 31,
                                                          -----------
                                                      1999           1998
                                                    ---------      ---------
     Effect of assumed exercise of warrant                  -            472
     Effect of assumed exercise of stock
      options                                               -             44


     Effect of assumed shares issued
      pursuant to business acquisition
        earn-out agreements                                 -            120
                                                    ---------      ---------
                                                            -            636
                                                    =========      =========

     Other common stock equivalents, which would have increased diluted shares by 228,000 shares for the three months ended October 31, 1999, were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would be antidilutive.

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

6.   Merger and Other Restructuring Costs

     During the year ended July 31, 1999, the Company recorded $21.9 million of merger and other restructuring charges, of which $16.1 million was recorded in the quarter ended April 30, 1999 and $5.8 million was recorded in the quarter ended July 31, 1999. The charges include $8.8 million of costs incurred as a direct result of the Merger for advisory and other fees. The charges also include amounts associated with the Company's initiatives to merge the corporate operations of the two companies, to eliminate duplicate functions and to restructure certain operations within the Rail Products segment by closing three manufacturing operations. The components of the charge have been computed based on actual cash payouts, management's estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs including severance and other employee benefits based on existing severance policies.

     Employee severance costs included in the charge totaled $9.2 million and included amounts for approximately 29 corporate employees, 141 salaried plant employees and 480 hourly employees. As of October 31, 1999, approximately 61% of these employees had been terminated. The remaining 39% are expected to be terminated by early calendar year 2000.

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

     The following table is a summary roll forward of the merger and restructuring charge reserves through October 31, 1999 (in millions).

                                                                                     Balance at
                                                                                  -----------------
                                                         Charge     Deductions    October 31, 1999
                                                       ---------  --------------  -----------------
     Cash provisions:
         Employee severance..........................    $   9.2       $   (3.1)            $   6.1
         Advisory and other fees.....................        8.8           (8.8)                 --
         Idle facility and property disposal costs           1.7           (1.1)                0.6
                                                         -------       --------             -------
            Total cash provisions....................       19.7       $  (13.0)            $   6.7
                                                                       ========             =======
     Non-cash asset writedowns.......................        2.2
                                                         -------
               Total.................................    $  21.9
                                                         =======

     The remaining cash costs are expected to be expended during the next fifteen months.

     The closure of the Cincinnati and Newton manufacturing operations was completed as of July 31, 1999, while the closure of the Anderson facility and the excess administrative office was completed during the quarter ended October 31, 1999. The corporate office consolidation, which primarily involved the vacancy of leased office space, was completed in September, 1999. No significant changes have been made to the cost and timing of these restructuring initiatives. The Company expects these efforts will result in reduced operating expenses, including lower salary and hourly payroll costs and depreciation.

7.   Business Segment Information

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

          Rail Products                   Specialty trackwork, freight car and
                                          locomotive castings

          Rail Services and Systems       Wheel assembly and switching systems

          Flow and Specialty Products     Valve housing and related castings

     To evaluate the performance of these segments, the Chief Executive Officer examines operating income or loss before interest and income taxes, as well as operating cash flow. Operating cash flow is defined as operating income or loss plus depreciation and amortization. The accounting policies for the operating segments are the same as those for the consolidated company. Intersegment sales and transfers are accounted for on a cost plus stipulated mark-up which the Company believes approximates arm's length prices.

     Corporate headquarters and ABC-NACO Technologies primarily provide support services to the operating segments. The costs associated with these services include interest expense, income tax expense (benefit), Merger and other restructuring charges, research and development expense, and goodwill amortization, among other costs. These costs are not allocated to the segments and are included within "other" below.

     The following tables present a summary of operating results by segment and a reconciliation to the Company's consolidated totals (in thousands):

                                                   Three months ended
                                                      October 31,
      REVENUES                                      1999         1998
      --------                                    --------     --------
      Rail Products                               $114,075     $123,227
      Rail Services and Systems                     27,271       37,278
      Flow and Specialty Products                   18,792       19,184
                                                  --------     --------
         Total Reportable Segments                 160,138      179,689
      Elimination and Other                        (15,966)     (10,242)
                                                  --------     --------
            Total                                 $144,172     $169,447
                                                  ========     ========

      OPERATING INCOME                                1999         1998
      ----------------                            --------     --------
      Rail Products                               $  6,974     $ 14,290
      Rail Services and Systems                      1,662        2,970
      Flow and Specialty Products                    1,140          168
                                                  --------     --------
         Total Reportable Segments                   9,776       17,428
      Elimination and Other                         (7,547)      (7,506)
                                                  --------     --------
            Total                                 $  2,229     $  9,922
                                                  ========     ========

8.   Business Acquisitions

     On October 29, 1999, the Company acquired all outstanding common stock of COMENTA - Companhia Metalurgica Nacional, S.A. (Cometna) located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. The acquisition was accounted for under the purchase method of accounting. The amount of goodwill recorded with respect to the acquisition will be determined pending the outcome of an asset appraisal that is currently in progress.

9.   Unconsolidated Joint Ventures

     The Company owns 50% of Anchor Brake Shoe, L.L.C. ("Anchor"). Anchor designs, manufactures, markets and sells railcar composite brake shoes. The Company's investment in Anchor was $7.4 million as of October 31, 1999. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a future change in control situation. Additionally, the other partner has an option which it can exercise as of April 1, 2001, to purchase the Company's interest in Anchor.

     Summarized financial information for Anchor for the three months ended October 31, 1999 and 1998 is as follows (in thousands):

                                   Three Months Ended
                                      October 31,
                                      -----------
                                   1999         1998
                                  ------       ------
          Net sales               $4,131       $4,263
          Gross profit             1,296        1,210
          Net income                 585          645

     In addition, the Company has other joint venture arrangements which are not significant to the Company's results of operations.

10.  Subsequent Event

     On November 9, 1999, the Company signed a major long-term service contract with Union Pacific Railroad Company (UP). The contract, as disclosed in the Company's Form 8-K filed with the SEC on November 18, 1999, provides for the Company, in conjunction with Gunderson Rail Services, to perform all freight car wheel mounting and repair and wheel maintenance services for UP's entire North American rail system for a period of at least ten years.

     As part of the contract initiation, the Company acquired $1.1 million of equipment previously used in UP's wheelshops, which will be relocated to Company shops, and agreed to pay $5.2 million to UP to defray some of UP's closure costs related to the shutdown of its wheelshops. The up-front payment will be capitalized and amortized over the life of the contract.

ITEM 2

                                 ABC'NACO INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

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

On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company intends to file a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999.

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

     Rail Products                     Specialty trackwork, freight car and
                                       locomotive castings

     Rail Services and Systems         Wheel assembly and switching systems

     Flow and Specialty Products       Valve housing and related castings

RESULTS OF OPERATIONS
---------------------

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

Net Sales. Net sales decreased 14.9% from $169.4 million in 1998 to $144.2 million in 1999. Sales within the Rail Products Segment decreased 7.4% from $123.2 million in 1998 to $114.1 million in 1999. This decrease was driven primarily by the continued weak demand for the group's specialty trackwork products as well as downward adjustments in inventory from railcar builders. Sales within the Rail Services and Systems Segment decreased 26.8% from $37.3 million in 1998 to $27.3 million in 1999. The revenue drop within this group was primarily attributable to reduced demand from major railcar builders that directly impacted the number of wheel mountings sold as well as foregone revenues in anticipation of the recently signed 10-year wheel service contract with Union Pacific Railroad.

Gross Profit. Gross profit decreased to $15.9 million or 11.0% of sales in 1999 from $25.6 million or 15.1% of sales in 1998. Gross profit within the Rail Products Segment decreased by $8.7 million from $20.4 million or 16.6% of sales in 1998 to $11.7 million or 10.3% of sales in 1999. The margin within this segment was impacted by operating variances within its Sahagun Mexico operation as it continued to ramp up its production during the quarter, as well as the demand issues described above related to the Company's specialty trackwork products and the reduced demand from railcar builders. Gross profit within the Rail Services and Systems Segment decreased by $1.6 million from $4.0 million or 10.9% of sales in 1998 to $2.4 million or 8.7% of sales in 1999. The margin within this segment was impacted by startup costs expensed in preparation for the 10-year wheel service contract with Union Pacific Railroad as well as the implications described above relating to railcar builders demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.0 million. The decrease in expenses between periods primarily reflects the synergy savings achieved subsequent to the Merger.

Equity Income from Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures remained virtually unchanged from period to period at $0.2 million.

Interest Expense. Interest expense increased $0.2 million from $4.8 million in 1998 to $5.0 million in 1999, excluding the effect of capitalizing $1.2 million in interest during the three months ended October 31, 1998. Although the overall borrowing levels were up from a year ago, the Company's effective borrowing rate was lower than a year ago. The projects that required capitalizing interest in fiscal 1999 were completed and put into service by July 31, 1999.

Other. The non-cash effect of an accounting change of $2.6 million ($1.6 million after-tax) in the quarter ending October 31, 1998 represents the write-off, in accordance with Statement of Position 98-5, of previously capitalized start-up costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended October 31, 1999, net cash used in operating activities totaled $11.6 million. Net cash provided by operating activities was $3.5 million for the three months ended October 31, 1998. The decrease in operating cash flow is due primarily to the reduction of net income before the cumulative effect of accounting change as well as an overall increase in working capital. This increase was primarily related to a planned inventory build stemming from the Company's new service agreement with Union Pacific Railroad Company.

Capital expenditures during the three months ended October 31, 1999 and 1998 were $8.9 million and $18.7 million, respectively. Spending during the three months ended October 31, 1999, is related to the capacity expansion project in Sahagun, normal improvements to the Calera, Alabama, wheel plant, and the conversion of the Richmond, Texas, facility to a specialty casting producer.

On October 29, 1999, the Company acquired all outstanding common stock of COMETNA - Companhia Metalurgica Nacional, S.A. (Cometna) located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. The acquisition was accounted for under the purchase method of accounting.

For the three months ended October 31, 1999 and 1998, net cash provided by financing activities totaled $20.6 and $15.4 million, respectively. This net increase in cash was funded through the Company's existing line of credit.

In December, 1998, a $3.0 million Industrial Revenue Bond (IRB) was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of October 31, 1999, the adjustable interest rate on the bonds was 3.6%. The bonds mature in December 2018.

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

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a consolidated leverage pricing grid. The weighted average interest rate at October 31, 1999 was 7.7%. Availability at October 31, 1999 was $37.8 million.

The Company is positioning itself to address the need for added flexibility in its capital structure to support continuing internal and external growth. The related initiatives could be supported through further plant consolidations, restructuring of the Company's capitalization components through the new universal shelf registration, or the potential disposal of certain non-core operating assets. In addition, on October 12, 1999, the Company entered into an Amendment, Waiver and Release Agreement to the Credit Agreement to release certain collateral related to its Mexican subsidiary and to reflect the change in the Company's fiscal year and reporting periods for covenant measurement purposes. The Company then entered into two subsequent amendments to the Credit Agreement that were effective as of October to modify certain of the financial leverage covenants in the Credit Agreement which the Company otherwise would not have been in compliance with as of October 31, 1999. These same leverage covenants need to be met at several dates within the one-year period ending October 31, 2000, failure of which could give the lenders the unilateral right to call the related debt immediately. If the Company does not have adequate cash or is unable to satisfy such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments to or arrangements for such financing alternatives, and there can be no assurance that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse maximum effect on the Company. As of October 31, 1999, outstanding debt under the Credit Agreement was $155.7 million. The primary leverage coverage ratio required as of December 31, 1999 is a maximum consolidated debt to EBITDA of 4.60:1. Such ratio was 4.74:1 as of October 31, 1999. Based on ongoing discussions and correspondence with its bank lenders, the Company anticipates being able to renegotiate certain of its financial covenants during the first calendar quarter of 2000 (including retroactive application to December 31, 1999) to provide it with additional flexibility from a liquidity perspective, although no assurance can be given to such effect.

A new universal shelf registration was declared effective on October 29, 1999, for issuances up to $300 million of debt or equity securities, and the unused portion of the old universal shelf registration was de-registered. As of October 31, 1999, no securities were issued under the new universal shelf registration.

During the quarter ending January 31, 1999, the Company suspended its previous plan to construct a plant in central Illinois to process used rail into reusable heat-treated and head-hardened rail. The project is being re-evaluated in conjunction with the Merger. The machinery and equipment which has been built is being stored pending completion of a revised business plan. The total investment to date for this project is $11.6 million.

As described in detail in Item 7 of the Company's Form 10-K for the fiscal year ended July 31, 1999 and the Company's S-4 Registration Statement file on January 21, 1999, the Company is actively addressing its Year 2000 ("Y2K") issues. The Company has experienced minor delays with its Y2K efforts. With a few small exceptions that are being addressed, the Company was effectively Y2K compliant in early December, 1999. The Company does not expect to incur any material incremental costs due to these delays. At the present time, management is unable to estimate the potential impact on the Company of the possible failure of its customers and suppliers to become Y2K compliant. If the Company's major customers and suppliers are not and do not become Y2K compliant on a timely basis, the Company's results of operations could be materially adversely affected.

ITEM  3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has experienced no material changes in its market risk exposure since the filing of its Form 10-K report for the fiscal year ended July 31, 1999.

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

Part II                    OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2  -  Changes in Securities and Use of Proceeds

     (c) In connection with a Reciprocal Share Sale and Purchase Agreement, dated September 16, 1999, as supplemented on October 29, 1999, between the Company and Newmetna Limited, a Jersey, Channel islands company ("Newmetna"), the Company issued 674,796 unregistered shares (the "Shares") of its common stock to Newmetna on October 29, 1999 in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. Pursuant to a separate letter agreement entered into between the Company and Newmenta, the Company subsequently registered the Shares on a Registration Statement on Form S-3 filed with the SEC on November 5, 1999 (Reg. No. 333-90441). In exchange for the issuance of the Shares, the Company acquired from Newmetna all of the outstanding capital stock of COMETNA-Companhia Metalurgica Nacional, S.A., a Portuguese company that produces products for the freight and passenger rail industries in Europe.

Item 6  -  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           4.1 Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

          4.2 Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

          4.3 Amendment to Amended and Restated Credit Agreement, entered into as of October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

          10.1 Wheelset Supply and Services Agreement, dated as of November 9, 1999, between the Company and Union Pacific Railroad Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 18,
                 1999).

          10.2 Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America national Association, individually and as agent for the benefit of the lenders under the Credit Agreement (filed as Exhibit 4.1 herewith).

       10.3 Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (filed as Exhibit 4.2 herewith).

       10.4 Amendment to Amended and Restated Credit Agreement, entered into as of October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (filed herewith as Exhibit 4.3).

       27.1    Financial Data Schedule for period ended October 31, 1999.

   (b) Reports on Form 8-K

               Current report on Form 8-K filed with the SEC on September 24, 1999 with respect to the change of the Company's fiscal year end.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------      -----------------------
 4.1        Amendment, Waiver and Release Agreement, dated as of October 12,
            1999, to Credit Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America
            National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

 4.2 Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

 4.3 Amendment to Amended and Restated Credit Agreement, entered into as of October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

 10.1 Wheelset Supply and Services Agreement, dated as of November 9, 1999, between the Company and Union Pacific Railroad Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 18, 1999).

 10.2 Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America national Association, individually and as agent for the benefit of the lenders under the Credit Agreement (filed as Exhibit 4.1 herewith).

 10.3 Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (filed as Exhibit
            4.2 herewith).

 10.4 Amendment to Amended and Restated Credit Agreement, entered into as of October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (filed herewith as Exhibit 4.3).

 27.1       Financial Data Schedule for period ended October 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ABC-NACO Inc.




                         ________________________________
                         James P. Singsank
                         Senior Vice President
                         and Chief Financial Officer
                         (Duly authorized Officer)


                         ________________________________
                         Brian L. Greenburg
                         Vice President and Corporate Controller
                         (Chief Accounting Officer)


Date:   December 15, 1999
     -----------------------------

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ABC-NACO Inc.




                           /s/ James P. Singsank
                         --------------------------------
                         James P. Singsank
                         Senior Vice President
                         and Chief Financial Officer
                         (Duly authorized Officer)




                           /s/ Brian Greenburg
                         --------------------------------
                         Brian L. Greenburg
                         Vice President and Corporate Controller
                         (Chief Accounting Officer)


Date:   December 15, 1999
     -----------------------------