Form 10-K
period 1999-12-31
ABC NACO INC
filed 2000-03-14
CIK 913364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

           [   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

         [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

                   FOR THE FIVE MONTHS ENDED DECEMBER 31, 1999

                        Commission file number   0-22906
                                              ----------

                                  ABC-NACO INC.
             (Exact name of registrant as specified in its charter)
     DELAWARE                                                  36-3498749
(State or other jurisdiction                               (I.R.S.Employer
      of incorporation)                                Identification Number)

2001 BUTTERFIELD ROAD
SUITE 502
DOWNERS GROVE,  ILLINOIS                                              60515
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of February 15, 2000 was $122,745,103.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 15, 2000 was 19,061,132.

     Portions of the following document are incorporated by reference: 1999 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2000--Part III.

                                     PART I

ITEM  1-BUSINESS

GENERAL

     ABC-NACO Inc. (''the Company'') is one of the world's leading suppliers of technologically advanced products and services to the freight railroad and flow control industries through its three business segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products. With four technology centers around the world supporting its three business segments, the Company holds pre-eminent market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

     On February 19, 1999, ABC Rail Products Corporation (''ABC'') consummated a merger (''the Merger'') with NACO, Inc. (''NACO''), a privately held Delaware corporation that designed, manufactured and supplied cast steel products for the railroad supply and flow control supply markets. The newly merged Company
("ABC-NACO") is now positioned to meet the growing needs of the freight rail industry for suppliers that can support their expanding business requirements.

     On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year-end to December 31. The Company had previously been operating on a fiscal year beginning August 1 and ending July 31. The primary reason for the change was to align the Company's fiscal year-end with the calendar-year reporting used by its major customers. This Form 10-K transition report covers the five-month Transition Period, August 1, 1999, through December 31, 1999 (the "Transition Period").


MARKET  OVERVIEW  AND  INDUSTRY  DEMAND

     The recent Merger created a powerful railway supply company that is positioned to respond to the favorable market trends for this industry sector. For the first time in history, one company can design, produce and assemble the major under carriage components (commonly referred to as a ''truck'' or ''bogie'') for freight car systems and the specialty trackwork they run on. Since it is the truck that controls the ride characteristics of the rail car, the ability to study the interaction of the truck components and the track on which it runs is critical to the design and manufacture of proprietary products that improve ride handling characteristics. The benefits to railroads, railcar owners and shippers are: lower wheel wear, faster train speeds, larger hauling capacity, reduced fuel consumption, less track wear, improved life cycle cost, and reduced cargo damage. Using these proprietary design and build concepts, the Company has the ability to deliver truck-specific applications for different customer needs and performance situations.

     The new Company's capabilities directly support the growing trends exhibited by the Class I railroads in the United States. As a result of their recent mergers, they want to reduce their invested capital. This initiative is leading to a decrease in direct ownership of railcars by the railroads. The new railcar owners (utility companies, non-railroad lessors and customers of the railroads) are very interested in the net cost of ownership associated with a railcar. As a result, the Company is able to demonstrate to this new breed of car owner that its products will reduce their maintenance cost and allow for larger loads, thereby decreasing their effective freight cost and minimizing the in-transit damage to their product. As a result, customers specify the Company's products on new car builds or as retrofits to existing railcars. The Class I railroads are also seeking rail supply consolidators that offer sub-assemblies and complete product packages and related services. This initiative is driving the developing trend by the Class I railroads to identify outside service providers for their non-haul activities such as wheel mounting, track panelizing and signal and communication design, installation and maintenance. This trend is evidenced by the Company's recent long-term contract with Union Pacific Railroad Company (''UP'') to perform, in conjunction with Gunderson Rail Services, all of the freight car wheel mounting and repair and wheel maintenance services for UP's entire North American rail system.

     Industrywide freight car builds are forecasted to remain strong. While the current build levels are projected to be off the peak levels of the past couple of years, the estimate of 50,000-60,000 cars per year for the next two to three years still represents a strong level of new car build activity. More of these cars will be built outside the United States where the Company has major manufacturing facilities. In 1999, approximately 28% of new cars were built in Mexico and Canada. It is estimated that in 2000 about 49% of the railcars will be built in Mexico and Canada. The Company is the only American Association of Railroads (''AAR'') approved manufacturer with facilities in all NAFTA countries. That certification provides the Company maximum flexibility to produce its products in its most cost effective facilities.

     Railroad revenue ton miles (a measure of volume and level of hauling activity on the railroads) continue to increase year over year. This rather inelastic level of activity is a prime driver of approximately 50% of the Company's revenue that is generated by replacement business.

     Another emerging trend is the move by the European freight railroads to heavier axle loading, thereby increasing hauling capacity leading to a corresponding decrease in freight hauling expense. The Company has been positioning itself in Europe for a number of years through its European manufacturing facilities, local sales force and region-specific product testing.


BUSINESS  STRATEGY

     The Company's principal goal has been to achieve continuing sales and earnings growth by capitalizing on and further developing the competitive advantages within its Business Segments-Rail Products, Rail Services and Systems, and Flow and Specialty Products. The key elements of the Company's strategy for achieving this goal have been to:

(1) Build Upon Its Commitment to Technology Leadership through ABC-NACO Technologies

     The Company believes its commitment to technology differentiates it from its competitors. In recent years, the Company has made substantial investments in attracting, training and retaining highly skilled, technical employees and developing highly engineered products, including its proprietary line of high performance freight car trucks which were first introduced in large-scale commercial applications in the early 1990's. In October 1995, the Company formed NACO Technologies (now ABC-NACO Technologies), a stand-alone research, development and product testing facility in Lombard, Illinois, as the focus of its ongoing technology efforts. Today, ABC-NACO Technologies employs 39 people, including 30 design and engineering professionals who employ state-of-the-art computer-based design and engineering systems and three-dimensional software modeling to identify, test and develop new and enhanced products for the Company's target markets, to improve the Company's existing products, and to enhance the Company's manufacturing processes. The Company believes its commitment to technology has enabled it to become a principal supplier to customers for its products and services.

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

(3) Continue to Implement Innovative Manufacturing Process Improvements, such as Advanced Precision TechnologyTM, Replicast Technology, Six
     Sigma and  ISO 9000

     The Company has improved and intends to continue to improve its manufacturing processes through technological innovation. Its Advanced Precision TechnologyTM enables the Company to design and produce castings with a much greater degree of dimensional accuracy compared with traditional manufacturing processes. Advanced Precision TechnologyTM permits the Company to produce precisely dimensioned and lighter weight castings which have the same or improved strength and durability as castings produced with traditional technologies. The Company has implemented a ''Six Sigma'' initiative which employs statistical measurement techniques in all phases of the Company's design, engineering, customer service and manufacturing processes. The Company's Six Sigma initiative analyzes and statistically measures both the output and the cost of the various processes and procedures employed by the Company in its day-to-day operations. This initiative will permit the Company to optimize the efficiency and minimize the cost of each component part of its operations. The Company also has focused on the development of Replicast ceramic shell casting technology as a potentially superior alternative to sand casting, with potential applications across the Company's Business Segments. ABC-NACO recently launched a commercial production line employing the Replicast ceramic shell technology to produce traditional AAR coupler products after extensive testing and refinement at ABC-NACO Technologies and its Leven casting facility. The Company believes that its Replicast technology will enable it to increase its manufacturing capacity and produce higher quality products at lower prices and with reduced turnaround times. To further support its work-flow processes, the Company has achieved ISO 9001 and 9002 certification at 22 of its facilities. This certification further strengthens the Company's commitment to the quality of its processes.

(4)  Focus  on  Customer  Relationships  with  Industry  Leaders

     The Company continually strives to be a primary supplier of products it manufactures to customers that are leaders in the railroad and flow control industries, principally by capitalizing on the performance and cost features of its products and services. In its Flow and Specialty Products segment, the Company emphasizes its ''partnership'' role in providing a broad range of high integrity steel castings for all aspects of the customer's operations. As a ''partner'', the Company works directly with the customer to design the steel casting, build the tooling needed to manufacture the casting, test a sample casting to ensure that it meets the customer's specifications, and manufacture or procure the casting for delivery to meet the customer's production schedule. The Company believes its partnering approach will yield further benefits as its customers continue to consolidate and outsource non-core business activities and reduce the number of their outside suppliers.

(5) Capitalize on Low-Cost and Versatile Manufacturing Capabilities, particularly through the Expansion of the Sahagun Facility

     The Company has made approximately $187.7 million of capital investments (excluding business acquisitions) in its manufacturing facilities and ABC-NACO Technologies during the Transition Period and for the last three fiscal years ended July 31, 1999. These expenditures have been made principally for product and process improvements designed to maximize the ability of the Company's geographically diverse manufacturing facilities to produce the highest volume of ''value added'' products at the lowest possible cost. The Company recently completed the expansion of its Sahagun, Mexico, facility to permit the full range of railroad products offered (excluding locomotive frames) to be produced at that facility; accommodate increased production of railroad products as well as certain flow control products; and relocate certain locomotive production to its Sahagun facility from its Keokuk facility in order to produce these products using lower cost methods and to increase capacity available to produce higher margin products at its Keokuk facility. The Company believes that it has the flexibility to shift the manufacturing of its railroad products among its facilities in response to customer demand and cost. The Company's manufacturing operations in Canada, Mexico and the United States gives it the flexibility to shift production to the most cost effective facility; while at the same time allowing it to take advantage of the growing trend of building new railcars in Mexico and Canada.

(6) Pursue International Growth Opportunities, especially in the Americas and Europe

     The Company believes that the expansion of railroad and locomotive suppliers into international markets, primarily Mexico, South America and Europe, may provide significant sales growth opportunities for the Company. The Company is the only producer of freight car trucks and couplers in both Canada and Mexico. In addition, the Company is well-positioned to benefit from new and increased business in Europe as a result of its market development efforts within European markets, its presence in Scotland and in Portugal and its supply relationship in the Czech Republic.

(7)  Strategic  Alliances  and  Acquisitions

     The Company continually explores opportunities to enhance its technology base and its marketing and distribution capabilities. In addition, the Company seeks acquisitions of complementary product lines, particularly those that offer potential manufacturing or marketing synergies. Since fiscal 1995, the Company has acquired seven businesses and entered into three ventures which resulted in the Company having initial or expanded operations in the mounted wheel set, retarders, classification yard products and automation systems, composite brake shoes, railroad signal and communication systems, engineering and maintenance services businesses and a presence in Mexico and China. Since the Company is a manufacturer and provider of complimentary rail-related products and services, it has greater access to railroads' engineering and purchasing departments than companies that offer only a single product line. The Company, therefore, is positioned to effectively market additional products if it were to acquire or develop new product lines. Because the railroad supply industry is highly fragmented, with many private companies manufacturing only single product lines and railroads exiting the component manufacturing business, the Company believes that a variety of acquisition opportunities exist, allowing it to bundle more and more related product sales to its customers.


BUSINESS  SEGMENTS

     The Company conducts its operations through its three business segments which consist of: Rail Products, Rail Services and Systems, and Flow and Specialty Products. The Company realigned its segments during the Transition Period to better reflect the organizational and marketing changes that were enacted within the Company. The Company's trackwork product line which previously had been reported as part of the Rail Products segment is now included as part of the Rail Services and Systems segment. The Company now markets its services for signaling and trackwork products to the railroads through one organization headed by one division president. In addition, the Company for strategic reasons, placed its metal brake shoe foundry into the Flow and Specialty Products segment. The current and historical segment financial information has been restated to reflect these changes.

     Rail Products. In its Rail Products segment, the Company designs, produces and assembles the major undercarriage components for freight car systems. The segment designs, manufactures and supplies products that primarily relate to freight car trucks, locomotive truck frames and freight car and locomotive couplers and related products. A freight car truck, which consists of two side frames and a bolster, is part of the undercarriage of the freight car and contains the suspension system for the freight car. Each freight car typically consists of two freight car trucks. The trucks hold the axles and wheels in place and support the weight of the freight car. A locomotive truck frame is the undercarriage of the locomotive. Each locomotive has two truck frames which surround the wheels, axles and brakes and support the weight of the locomotive.

     The segment manufactures 28, 33, 36 and 38-inch diameter wheels for freight railcars and 40-inch diameter wheels for diesel locomotives. These wheels are made of cast steel and are used in North America and International service. Within a particular size classification, variations exist in flange width and bore size. The railroad industry generally considers wheels as ''stock'' items for their common sizes and variations.

     The segment also manufactures various other freight car products that are widely used in the railroad industry. The group is one of only four manufacturers of traditional AAR design couplers (couplers are used to connect freight cars with other freight cars and locomotives), which employ cross-licensed technology owned by the Company and three of its competitors. The Company believes it is one of the largest manufacturers of AAR standard ''E'' and ''F'' freight car couplers of the type used on substantially all of the freight cars in North America. The Company also manufactures a line of related freight car products, including articulated connectors, draft gear housings, centerplates and draft sills.

     For the Transition Period and fiscal 1999, 1998, and 1997, Rail Products segment sales accounted for approximately 56%, 55%, 46% and 48%, respectively, of the Company's sales before intercompany eliminations and other.

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

     The segment also designs, assembles, installs and maintains railroad and transit signal systems.

     For the Transition Period and fiscal 1999, 1998, and 1997, Rail Services and Systems segment sales accounted for approximately 33%, 35%, 40% and 36%, respectively, of the Company's sales before intercompany eliminations and other.

     Flow and Specialty Products. Flow and Specialty Products engineers, manufactures and supplies steel and high alloy valve housings and related castings for manufacturers of industrial flow control systems for use in the natural gas, pulp and paper, oil, chemical, waste control and water treatment, and other manufacturing process industries. Because of the corrosive nature of the materials transported through flow control systems in these industries, flow control system manufacturers generally utilize steel and high alloy castings of the type manufactured by the Company rather than castings made of other metals. The valve housings and related castings produced by the Company generally range in size from 25 pounds to approximately 2,500 pounds and form the outer shell of the valves used in flow control systems manufactured by the Company's customers. The Company also manufactures cast Manganese steel trackwork components which are sold as part of a track assembly or as replacement parts. In addition, the group produces idler wheels and metal brake shoes. Idlers are secondary wheels that guide the treads on such tracked construction equipment as bulldozers and backhoes.

     For the Transition Period and fiscal 1999, 1998, and 1997, Flow and Specialty Products segment sales accounted for approximately 11%, 10%, 14% and 16%, respectively, of the Company's sales before intercompany eliminations and other.


REGULATION

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

     Specialty trackwork products must conform to American Railway Engineering Association (''AREA'') specifications in order to be used in the North American freight railroad system. The specifications are complex and their application on different railroads is further specified by each railroad's maintenance-of-way engineering practices. Given these specifications, the Company believes considerable proprietary expertise and information are required to manufacture these products economically.

     Countries outside of North America also have regulatory authorities that regulate railroad safety, freight car design, and the design, performance and manufacture of component parts for freight cars used on their railroad systems. In addition, certain European countries have created the Union International des Chemins de Fer (''UIC''), whose function is to promulgate regulations for safety matters, including the design and manufacture of freight car equipment used in interchange service on European railroad systems. The Company must obtain and maintain certifications of its product offerings within the various countries in which it markets and sells its products outside of North America.


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


CUSTOMERS

     Customers of the Company's Rail Products segment include all of the North American Class I railroads and major owners, builders and lessors of freight cars and locomotives in North America, regional and short-line railroads, as well as rail transit systems and European railroads. Customers for the Rail Services and Systems segment include the North American Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers, and railroad service companies. Customers of the Company's Flow and Specialty
Products segment include manufacturers of industrial flow control systems that are used in the natural gas, pulp and paper, oil, chemical, waste control and water treatment industries. In the Transition Period, sales to the Company's five largest customers accounted for 43% of the Company's net sales. The Company's largest customers are TrailerTrain (TTX) and Union Pacific Railroad Company which accounted for approximately 11% and 10%, respectively, of the Company's net sales in the Transition Period. No other customer accounted for more than 10% of the Company's net sales in the Transition Period.



MANUFACTURING

     The principal manufacturing activities within Rail Products include the manufacture of cast steel wheels and a wide range of cast steel products. The cast steel wheel manufacturing process consists of the following steps. Various grades of steel scrap are melted in electric furnaces and mixed with certain alloys. Several chemical analyses are performed on each heat to insure compliance with AAR specifications before the furnace is tapped. The metal is poured into a graphite mold that has been machined for a specific wheel design. The metal solidifies in the mold for a period of time depending on the wheel size and weight. The wheel is then removed from the mold and placed in a controlled cooling chamber. In accordance with AAR specifications, the wheel surfaces are cleaned, heat treated, quenched and tempered. In the last steps of the process, the wheel's critical surfaces are machined and inspected using non-destructive ultrasonic techniques as well as standard gauging methods.

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

     Green Sand Castings. Certain of the Company's railroad products casting facilities primarily use a ''green sand'' process to produce the sand molds into which steel is poured to make steel castings. The green sand process, which involves mechanically bonding sand to form molds, is the lowest cost molding process used by the Company and is used principally to produce railroad products castings.

     Ceramic Shell Casting. The Replicast ceramic shell process involves the manufacture and use of a lightweight, high density polystyrene replica of a cast steel component. The replicas are given a ceramic coating prior to high temperature firing (during which the polystyrene replica is vaporized). The steel is then poured into the ceramic shell, which produces castings that weigh significantly less than those produced by other casting methods and requires minimal machining and finishing, which would otherwise add significantly to the final product's total cost. The primary benefits of ceramic shell casting, as compared to traditional casting techniques, include excellent surface finish, consistent repeatability, and a high degree of dimensional accuracy and reduced post-production machining.

     As a result of the Company's developments in ceramic casting technology, its Leven, Scotland, facility is now able to produce ceramic shell castings from 25 to 550 pounds on over 50 different specifications, including carbon, low alloy and stainless steels, and has become the sole source supplier for ceramic shell manufactured couplers used on the Wabash National's RoadRailer trailer. In June, 1998, the Company successfully completed the first phase of its ceramic shell production lines at the Cicero, Illinois, facility. The Company is now using the Replicast ceramic shell technology and is contemplating using the ceramic shell casting process in its production of various railroad and flow products now produced by other casting methods at its other facilities.

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

     The principal manufacturing activity with Rail Services and Systems is the manufacture of specialty trackwork. In the manufacture of specialty trackwork, rail and various other steel products are purchased from outside suppliers and machined, fabricated and bolted or welded to cast manganese steel components in accordance with precise design standards. Primary finished products are complete or component parts of switches and crossings. These products are fabricated and packaged at the plant, then shipped by rail or truck to the job site where the end user or contractor assembles and installs them in the right-of-way. Increasingly, the Company assembles switches and crossings at its plants and ships them in ''panelized'' form to the job site where they are installed, thereby saving the track owners the labor cost of assembling the product on site. Manufacturing operations at the specialty trackwork plants include forging, shearing, sawing, drilling, bending, machining and assembly. Certain cast Manganese components are subjected to an explosion hardening process which increases their useful life.

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

     The Company currently has supply arrangements with two casting facilities located in San Juan del Rio, Mexico; and Bohurmin, Czech Republic, which provide it with additional manufacturing capacity without significant up front capital expenditures or ongoing investment by the Company. The Company uses these supply arrangements principally to supplement the manufacturing capacity of its casting facilities. The supply arrangements also provide the Company with an opportunity to better assess whether a casting facility should be considered for possible acquisition by the Company. Through the relationship created by the supply arrangement, the Company gains first-hand experience in all aspects of a casting facility's operations and is, therefore, able to make an informed judgment about the potential benefits of an acquisition. Two examples of this approach are the Company's experiences at the Sahagun, Mexico facility which, prior to its purchase by the Company in 1996, had supplied products to the Company under a supply arrangement and the Cometna facility in Lisbon, Portugal which, prior to its purchase by the Company in 1999, had supplied products to the Company under a supply agreement.


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

     In the Rail Products segment, the Company is the second largest U.S. manufacturer of freight railcar and locomotive wheels. In the market for freight railcar and locomotive cast wheels, the Company's primary competitor is Griffin Wheel Company, a subsidiary of Amsted Industries, Inc. The Company also competes with Standard Steel, a division of Freedom Forge Corporation, which manufactures forged wheels. Primary competitors in the manufacture of freight car cast steel products are American Steel Foundries (a division of Amsted Industries
Incorporated), Buckeye Steel Castings Co. (a subsidiary of Buckeye Holdings, Inc.) and McConway & Torley Corp. (a subsidiary of Trinity Industries Inc.). The Company's primary competitor in the manufacture of locomotive truck frames is Atchison Casting Corp. In the manufacture of other locomotive castings, the Company has several competitors including Atchison Casting Corp., Racine Steel Castings and several smaller foundries.

     In the Rail Services and Systems segment, the Company, along with Progress Rail, operate the two largest independent freight car wheel mounting operations in North America. The majority of such wheel mounting operations are currently performed in-house by Class I railroads, except for Union Pacific, which outsources to the Company. The remaining independent wheel mounting market is highly fragmented. In the served market for signal and communication services, the Company's primary competitors are Union Switch, MEC Rail (a division of Mass Electric Construction Company), Harmon Industries, Inc. and Safetron Systems Corporation. The Company is the largest manufacturer of specialty trackwork products in North America, serving all of the Class I railroads and a number of regional and short-line railroads. In specialty trackwork, ABC-NACO competes with a number of North American manufacturers, including Cleveland Track, Voest-Alpine Nortrak Inc., an affiliate of Voest-Alpine Eisenbahn Systemme AG and Progress Rail, a subsidiary of Florida Progress Corporation. Most of these companies' manufacturing facilities are located in the eastern U.S. which gives them a slight competitive shipping advantage in the eastern U.S. markets over the Company's Chicago Heights, Illinois, facility, which serves customers in the eastern U.S. In the Company's opinion, the locations of its specialty trackwork manufacturing facilities in Pueblo, Colorado and Superior, Wisconsin provide it with a competitive advantage with respect to railroads operating in the western U.S. and Canada.

     In the Flow and Specialty Products segment, the market is fragmented, and the Company competes with numerous other companies that manufacture the type of steel and high alloy valve housings and related products that the Company produces. The Company's largest competitors in this market are TIC United Corp., Pacific Steel Casting Co., Quality Electric Steel Castings, Inc. and Citation Corp. The Company is the only U.S. manufacturer of metal brake shoes.


ORDER  BACKLOG

     The Company's backlog at any particular time is affected by a number of factors relating to, among other things, the Company's production schedule and the time at which customers generate purchase orders. Specialty trackwork deliveries generally require lead-times of one to three months. Most specialty trackwork installations occur in the period from March through October. Consequently, deliveries are somewhat seasonal, with order backlog increasing in the spring and decreasing in the late summer. For discussion of quarterly results of operations, see ''Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Order backlog for wheels is less meaningful because these products have short production lead-times. All order backlog figures include only firm orders for which customers have issued releases for production and delivery and exclude the non-current portion of any long-term supply arrangements. The Company's backlog was $85.1 million and $125.3 million as of December 31, 1999 and July 31, 1999, respectively. The Company expects to fill the majority of its order backlog as of December 31, 1999 during the calendar year 2000.


INTELLECTUAL  PROPERTY

     The Company relies on a combination of patents, trademark, trade secret and other intellectual property law, confidentiality and nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property. However, there can be no assurance that these efforts will be successful, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information. The Company currently holds 35 U.S. trademarks and 33 foreign trademarks. The Company holds 58 U.S. patents and 43 foreign patents and has applications pending for 10 U.S. patents, 41 foreign patents, and 4 foreign trademarks. The Company uses a cost-benefit analysis to determine whether the value of patent protection justifies the expense of seeking the protection. The Company believes its intellectual property is a valuable asset of its business and will protect its intellectual property by legal action in appropriate situations.


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


EMPLOYEES

     As of December 31, 1999, the Company had 5,946 employees, approximately 78% of who are represented by labor unions. The Company believes that its labor relations are satisfactory.

     The Company recently entered into five-year labor agreements with Rail Services and Systems employees in Pueblo, Colorado, and Chicago Heights,
Illinois; a four-year agreement with Flow and Specialty Products foundry employees in Richmond, Texas; three-year agreements with Rail Products employees in Melrose Park, Illinois, Calera, Alabama and Crown Point, Indiana, Flow and Specialty Products employees in Keokuk, Iowa and Baltimore, Maryland and Rail Services and Systems employees in Verona, Wisconsin; and a one-year agreement with Rail Product employees in Sahagun, Mexico.

     The Company anticipates that it will negotiate agreements in the Year 2000 with Rail Services and Systems employees in Mexico City and agreements will be negotiated with Rail Products employees in Melrose Park and Cicero, Illinois and Sahagun, Mexico. These negotiations affect approximately 31% of the Company's employees.


ENVIRONMENTAL  MATTERS

     For a description of compliance with environmental matters and of litigation related thereto, see ''Part I, Item 3-Legal Proceedings'' herein.


SEGMENT  REPORTING

     Refer to the Company's financial statements as of December 31, 1999, July 31, 1999 and 1998, and for the Transition Period and the three years ended July 31, 1999, 1998, and 1997 included herein, for the required segment and geographical disclosures.

ITEM  2-PROPERTIES

     The Company maintains its headquarters in Downers Grove, Illinois and conducts its operations in 24 principal manufacturing plants. The Company believes its property and equipment is in good condition and suitable for its needs. The Company's principal operating facilities are as follows:



                             APPROXIMATE
                             -----------
                               SQUARE
                             -----------
LOCATION(1)                    FOOTAGE    OWNED/LEASED               DESCRIPTION OF USE
---------------------------  -----------  -------------  ------------------------------------------
Chicago Heights, Illinois        182,000  Owned          Specialty trackwork rail manufacturing
Chicago Heights, Illinois        244,000  Owned          Specialty trackwork manufacturing
Cincinnati, Ohio                 135,000  Owned (2)      Specialty trackwork manufacturing
Pueblo, Colorado                 111,000  Owned          Specialty trackwork manufacturing
Superior, Wisconsin               94,000  Owned          Specialty trackwork manufacturing
Newton, Kansas                    58,000  Leased (3)     Specialty trackwork manufacturing
Ashland, Wisconsin                57,000  Owned (3)      Specialty trackwork panelizing
Anderson, Indiana                155,000  Owned (2)      Manganese steel trackwork castings
Crown Point, Indiana              20,000  Leased         Manganese steel trackwork casting patterns
Calera, Alabama                  259,000  Owned          Cast railroad wheels
Calera, Alabama                   19,000  Owned          Cast railroad wheels
Baltimore, Maryland               61,000  Owned          Metal brake shoes
Kansas City, Kansas               36,000  Leased         Railroad wheel assembly
Lewistown, Pennsylvania           29,000  Owned          Railroad wheel assembly
Chicago Heights, Illinois         21,000  Owned          Railroad wheel assembly
Mexico City, Mexico               24,000  Leased         Railroad wheel assembly
Corsicana, Texas                  18,000  Owned          Railroad wheel assembly
San Bernardino, California        65,000  Leased         Railroad wheel assembly
Verona, Wisconsin                 13,000  Leased         Railway signal system assembly
Jacksonville, Florida             13,000  Leased         Railway signal system assembly
Cicero, Illinois                 700,000  Owned          Freight car castings
Hamilton, Ontario, Canada        425,000  Owned          Freight car and locomotive castings
Melrose Park, Illinois           240,000  Owned          Freight car and locomotive castings
Sahagun, Hidalgo, Mexico         794,500  Owned          Freight car and locomotive castings
Lisbon, Portugal                 520,000  Owned          Freight car and locomotive castings
Keokuk, Iowa                     122,000  Owned          Valve housings and related castings
Keokuk, Iowa                      30,000  Leased         Finishing plant
Keokuk, Iowa                      54,000  Leased         Pattern storage facility
Keokuk, Iowa                      15,000  Owned          General offices
Richmond, Texas                  249,000  Leased         Specialty castings and idler wheels
Lombard, Illinois                 30,000  Leased         Research & development/product engineering
Leven, Fife, Scotland            213,000  Owned          Railway and industrial castings


(1)     All  locations  are  in  the  USA  unless  otherwise  indicated.

(2)     Facility  has  been  closed  and  is  being  marketed  for  sale.

(3) Facility is leased by the Company in connection with an industrial revenue bond arrangement and pursuant to a lease which grants the Company an option to purchase the facility for a nominal amount.

     All of the non-real estate assets located at the Company's owned manufacturing and assembly facilities within the U.S., other than Newton, Kansas and Ashland, Wisconsin, are pledged as security under the Company's senior credit facility. Real estate assets at the Company's Ashland, Wisconsin, and Superior, Wisconsin, facilities have been pledged to a third party bank as letter of credit provider supporting an Industrial Revenue Bond offering.

The Company has also pledged its real estate assets at its Hamilton, Ontario facility to a key customer under a ''payment-in-kind'' credit agreement along with a first priority security interest in the facility's equipment and related motor vehicles. A second priority security interest in this facility's equipment and furniture assets was provided to the Company's senior credit facility lenders.


ITEM  3-LEGAL  PROCEEDINGS

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

     The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected in management's opinion, after consultation with legal counsel, to have a material adverse effect, either individually or in the aggregate, on the Company's consolidated, financial position or results of operations.


ITEM  4-SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     On  November  19,  1999,  the  Company  held  the  1999  Annual  Meeting of
Shareholders.  The  following  matters  were  approved  by  shareholders:

1.)     Election  to  the  Board of Directors for a three-year term one class of directors, consisting of James E. Martin and Willard H. Thompson. The vote totals were as follows:

     For                    Withheld                Abstain
     ----                    --------               -------
     16,493,519                  0                  470,958

2.)     Approval  and  adoption  of  the Company's 1999 Omnibus Stock Plan.  The votes  cast  for,  votes  cast  against  and  abstentions  were  as  follows:

     For                    Against                 Abstain
     ---                    -------                 -------
     13,032,332           1,975,193                 380,833


3.)     Ratification  of the appointment of Arthur Andersen LLP as the Company's independent public accountants. The votes cast for, votes cast against and abstentions were as follows:

     For                   Against                  Abstain
     ---                   -------                  -------
     16,950,017              4,910                    9,550



ITEM  4A-EXECUTIVE  OFFICERS  OF  THE  REGISTRANT



                 NAME  AGE                          POSITION
---------------------  ---  ---------------------------------------------------------
  Joseph A. Seher . .   55  Chief Executive Officer and Director
  Vaughn W. Makary. .   50  President and Chief Operating Officer
  John W. Waite . . .   56  Executive Vice President and Chief Administrative Officer
  J. P. Singsank. . .   53  Senior Vice President and Chief Financial Officer
  Brian L. Greenburg.   40  Vice President and Corporate Controller
  Vincent V. Rea. . .   37  Vice President and Corporate Treasurer
  Mark F. Baggio. . .   39  Vice President, General Counsel and Secretary



JOSEPH A. SEHER. Mr. Seher has served as Chief Executive Officer of the Company since February, 1999. Prior to the Merger, Mr. Seher served as Chairman of the Board and Chief Executive Officer of NACO since its formation in 1987. From 1985 to 1987, Mr. Seher was Chairman of the Board and Chief Executive Officer of National Castings, Inc. (''NCI''), a subsidiary of NACO. From 1981 to 1985, Mr. Seher was Executive Director of Corporate Development for Atcor, Inc., a manufacturer and distributor of electrical, mechanical, fire protection and consumer products. Mr. Seher also has served as a management consultant with A.T. Kearney & Co. and an instructor at The Harvard Business School.

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

BRIAN L. GREENBURG. Mr. Greenburg has served as Vice President and Corporate Controller of the Company since February, 1999. Mr. Greenburg served as Vice President and Corporate Controller of NACO from April, 1998 to February, 1999. From July 1997 to April 1998, Mr. Greenburg served as Vice President and
Controller-  Flow  Products  Group  of NACO. From January 1996 to June 1997, Mr.
Greenburg served as Vice President of Finance and Chief Financial Officer of Milwaukee Valve Co., Inc. From 1985 to April, 1995, Mr. Greenburg held other various financial positions with NACO.

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

ITEM  5-MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The  common  stock  of  the  Company is traded on The Nasdaq Stock Market's
National Market System under the symbol ''ABCR.'' Set forth below are the high and low closing bid prices for the Company's common stock during the periods indicated, as reported by the National Market System.

                                                QUARTERS ENDED                  TWO MONTHS ENDED
                                             ------------------------------------
                                            OCT. 31   JAN.  31  APRIL 30  JULY 31   DEC. 31, 1999
                                            --------  --------  --------  --------  ----------------
Transition Period Ended December 31, 1999:
High . . . . . . . . . . . . . . . . . . .  $ 20.125    N/A       N/A       N/A       $ 11.437
Low. . . . . . . . . . . . . . . . . . . .  $  8.750    N/A       N/A       N/A       $  8.000
Fiscal Year Ended July 31, 1999:
High . . . . . . . . . . . . . . . . . . .  $ 17.750 $ 15.750  $ 15.500  $21.000         N/A
Low. . . . . . . . . . . . . . . . . . . .  $  8.000 $ 10.000  $ 12.000  $12.750         N/A
Fiscal Year Ended July 31, 1998:
High . . . . . . . . . . . . . . . . . . .  $ 20.875 $ 21.750  $ 19.875  $19.250         N/A
Low. . . . . . . . . . . . . . . . . . . .  $ 16.500 $ 17.000  $ 17.125  $14.250         N/A

ITEM  6-SELECTED  FINANCIAL  DATA

On February 19, 1999, the Company consummated a merger (the ''Merger'') between a wholly owned subsidiary of ABC Rail Products Corporation (''ABC'') and NACO, Inc. (''NACO''). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The accompanying selected financial data reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented and is based on the fiscal periods described below.

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

     On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company filed a Form 10-Q quarterly report for the quarter ending October 31, 1999 and this Form 10-K transition report covers the five-month Transition Period from August 1, 1999 to December 31, 1999. Comparable, unaudited results for the five months ended
December  31,  1998  are  as  follows  (in  thousands):

  Net sales . . . . . . . . . . . . . . . . .  $276,366
  Gross profit. . . . . . . . . . . . . . . .    39,246
  SG&A. . . . . . . . . . . . . . . . . . . .    25,601
  Operating income. . . . . . . . . . . . . .    13,645
  Income before income taxes and cumulative
        effect of accounting change . . . . .     7,094
  Provision for income taxes. . . . . . . . .       790
  Income before cumulative effect of
      accounting change . . . . . . . . . . .     6,304
  Cumulative effect of accounting change,
      net of income taxes of $1,014 . . . . .     1,620
  Net income. . . . . . . . . . . . . . . . .  $  4,684
                                               ========
  Earnings per share, after cumulative effect
       of accounting change:
      Basic . . . . . . . . . . . . . . . . .  $   0.26
      Diluted . . . . . . . . . . . . . . . .  $   0.25

                                                        FOR THE FIVE
                                                        MONTHS ENDED              FOR THE YEAR ENDED JULY 31,
                                                                        ------------------------------------------------
                                                        DEC. 31,1999    1999       1998       1997       1996       1995
---------------------------------------------------------  ---------  ---------  ---------  ---------  ---------   -----
(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $239,861   $665,497   $634,921   $535,718   $519,209   $472,426
Cost of sales . . . . . . . . . . . . . . . . . . . . . .   214,833    570,523    543,310    466,757    449,918    405,557
                                                           ---------  ---------  ---------  ---------  ---------  ---------
   Gross profit . . . . . . . . . . . . . . . . . . . . .    25,028     94,974     91,611     68,961     69,291     66,869
Selling, general and administrative expenses. . . . . . .    24,962     60,225     56,282     48,649     41,743     33,087
Wilsons asset impairment charge and liquidation (gain)(1)         -          -          -     (1,430)     2,800          -
Merger and other restructuring charges(2) . . . . . . . .     1,201     21,925          -          -      3,155          -
                                                           ---------  ---------  ---------  ---------  ---------  ---------
   Operating income (loss). . . . . . . . . . . . . . . .    (1,135)    12,824     35,329     21,742     21,593     33,782
Settlement of litigation(3) . . . . . . . . . . . . . . .         -          -          -          -     (2,800)         -
Equity (income) loss of unconsolidated joint ventures . .       (29)        66     (1,616)    (1,041)       144       (393)
Interest expense. . . . . . . . . . . . . . . . . . . . .     9,398     17,782     13,862     12,620      9,526      5,624
                                                           ---------  ---------  ---------  ---------  ---------  ---------
   Income (loss) before income taxes, cumulative
     effect of accounting changes and
     extraordinary items. . . . . . . . . . . . . . . . .   (10,504)    (5,024)    23,083     10,163     14,723     28,551
Provision (benefit) for income taxes. . . . . . . . . . .    (4,979)       923      9,305      3,914      5,572      5,874
                                                           ---------  ---------  ---------  ---------  ---------  ---------
   Income (loss) before cumulative effect of
     accounting changes and extraordinary items . . . . .    (5,525)    (5,947)    13,778      6,249      9,151     22,677
Cumulative effect of accounting changes(4). . . . . . . .         -     (1,620)    (1,111)         -          -     (3,241)
Extraordinary items(5). . . . . . . . . . . . . . . . . .         -     (3,158)         -       (310)         -       (814)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
   Net income (loss). . . . . . . . . . . . . . . . . . .  $ (5,525)  $(10,725)  $ 12,667   $  5,939   $  9,151   $ 18,622
                                                           =========  =========  =========  =========  =========  =========
PER SHARE DATA:
Basic:
   Income (loss) before cumulative effect of
     accounting changes and extraordinary items . . . . .  $  (0.30)  $  (0.33)  $   0.77   $   0.36   $   0.54   $   1.36
   Net income (loss). . . . . . . . . . . . . . . . . . .  $  (0.30)  $  (0.59)  $   0.71   $   0.34   $   0.54   $   1.12
   Weighted average common shares outstanding . . . . . .    18,623     18,142     17,850     17,587     16,946     16,615
Diluted:
   Income (loss) before cumulative effect of
     accounting changes and extraordinary items . . . . .  $  (0.30)  $  (0.33)  $   0.75   $   0.35   $   0.52   $   1.31
   Net income (loss). . . . . . . . . . . . . . . . . . .  $  (0.30)  $  (0.59)  $   0.69   $   0.33   $   0.52   $   1.08
   Weighted average common and equivalent
     shares outstanding . . . . . . . . . . . . . . . . .    18,623     18,142     18,474     18,139     17,576     17,283
OPERATING DATA:
Backlog(6). . . . . . . . . . . . . . . . . . . . . . . .  $ 85,114   $125,287   $155,804   $113,247   $100,250   $162,862
Depreciation and amortization . . . . . . . . . . . . . .    13,373     30,126     22,476     20,785     16,447     10,951
Capital expenditures(7) . . . . . . . . . . . . . . . . .    17,659     54,640     68,915     46,528     30,562     35,690
BALANCE SHEET DATA:
Total assets. . . . . . . . . . . . . . . . . . . . . . .  $492,471   $453,821   $423,896   $340,142   $262,568   $228,977
Total debt (including cash overdrafts). . . . . . . . . .   252,454    229,619    208,131    156,927    105,550     84,626
Stockholders' equity. . . . . . . . . . . . . . . . . . .    86,679     81,557     92,070     78,366     59,852     43,741
_


(1) The Company recorded a $2.8 million write-down in fiscal 1996 and a liquidation gain of $1.4 million in fiscal 1997 in connection with certain actions taken with respect to its Wilsons facility.

(2) The charge in fiscal 1996 represents non-recurring charges primarily for the closure of a manufacturing facility and the cost of certain reengineering efforts. The charges in fiscal 1999 and the five months ended December 31, 1999 relate to costs and restructuring actions associated with the Merger, as well as costs associated with the restructuring of certain operations within the Rail Systems and Services segment.

(3)     Represents  proceeds  from  the  settlement  of  a lawsuit against ABEX.

(4) Represents the after-tax cumulative effect of accounting changes whereby, in fiscal 1995, the Company adopted new provisions for accounting for certain postemployment and postretirement benefits which were previously accounted for on a cash basis; in fiscal 1998, the Company expensed previously capitalized business process reengineering costs; and in fiscal 1999, the Company expensed previously capitalized start-up costs.

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

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operation should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements. See ''Regarding Forward-Looking Statements.''

BASIS  OF  PRESENTATION

     On February 19, 1999, the Company consummated a merger (the ''Merger'') between a wholly owned subsidiary of ABC Rail Products Corporation (''ABC'') and NACO, Inc. (''NACO''). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The following discussions reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period described and is based on the fiscal periods described below.

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

     On September 23, 1999, the Company's Board of Directors adopted a resolution to change the fiscal year-end to December 31 from July 31. The principal reason for the change was to align the Company's year-end with the fiscal year-end of its major customers. The Company filed a Form 10-Q quarterly report for the fiscal quarter ending October 31, 1999 and this Form 10-K transition report covers the five-month Transition Period ("Transition Period") from August 1, 1999 to December 31, 1999.

     The Company realigned its segments during the Transition Period to better reflect the organizational and marketing changes that were enacted within the Company. The Company's trackwork product line which previously had been reported as part of the Rail Products segment is now included as part of the Rail Services and Systems segment. The Company now markets its services for signaling and trackwork products to the railroads through one organization headed by one division president. In addition, the Company for strategic reasons, placed its metal brake shoe foundry into the Flow and Specialty Products segment. The current and historical segment financial information have been restated to reflect these changes.

RESULTS  OF  OPERATIONS

Consolidated  Sales  and  Gross  Profits

     The following table sets forth consolidated net sales and gross profit data for the periods indicated:



                        FIVE MONTHS ENDED           YEARS ENDED JULY 31,
                                            -----------------------------
                         DECEMBER 31,1999          1999     1998     1997
---------------------  -------------------  ----------------------  -------
                                     (DOLLARS IN MILLIONS)
  Net Sales . . . . .          $ 239.9            $665.5   $634.9   $535.7
  Gross Profit. . . .          $  25.0            $ 95.0   $ 91.6   $ 69.0
  % of Sales. . . . .             10.4%             14.3%    14.4%    12.9%



     Net sales decreased 13.2% to $239.9 million in the Transition Period from $276.4 million in the comparable period in 1998. Sales within the Rail Systems and Systems segment decreased 17.2% from $103.9 million in 1999 to $86.0 million. This decrease was driven primarily by the weak demand for the group's specialty trackwork products. Sales within the Rail Products segment decreased 6.5% from $155.7 million in the five months ended December 31, 1998 to $145.5 million in the Transition Period. The revenue drop within this segment was primarily attributable to reduced demand from major rail car builders as these customers stopped replenishing inventories of freight rail car components in anticipation of the rail industry's outlook for the coming year.

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

     Gross profit decreased to $25.0 million or 10.4% of sales in the Transition Period from $39.2 million or 14.2% of sales in the comparable period in 1998. Gross profit within the Rail Products segment decreased by $8.6 million from $24.5 million or 15.7% of sales in the five months ended December 31, 1998 to
$15.9 million or 10.9% of sales in the Transition Period. The margin within this segment was impacted by operating variances within the Company's Sahagun, Mexico operation as it continued to ramp up its production during the year, as well as the demand issues described above related to the company's freight rail car components. Gross profit within the Rail Services and Systems segment decreased by $3.7 million from $11.0 million or 10.6% of sales in the comparable period in 1998 to $7.3 million or 8.5% of sales in the Transition Period. The margin decrease within this segment was attributable to weak demand for the group's specialty trackwork products. Gross profit within the Flow and Specialty Products decreased by $1.9 million from $4.0 million or 11.9% of sales in the five months ended December 31, 1998 to $2.1 million or 7.1% of sales in the Transition Period. The margin drop within this group was related to start up costs incurred at the unit's Richmond, Texas facility, as well as reduced demand for the company's specialty rail car brakeshoes.

     Gross profit as a percentage of net sales decreased slightly in fiscal 1999 to 14.3% from 14.4% in fiscal 1998. However, these numbers were both improvements upon fiscal 1997's percentage of 12.9%. The overall improvement in margin from 1997, when compared to the years 1998 and 1999, was driven entirely within the Rail Products segment for the reasons described above.

Consolidated  SG&A  and  Operating  Income

     A summary of Selling, General and Administrative ("SG&A") expenses and Operating Income with respective percentages of sales, for the periods indicated, follows:



                      FIVE MONTHS ENDED     YEARS ENDED JULY 31,
                                            --------------------
                      DECEMBER 31, 1999     1999    1998    1997
-------------------------                  ------  ------  ------
                                  (DOLLARS IN MILLIONS)
SG&A                       $25.0          $60.2   $56.3   $48.6
% of Sales                  10.4%           9.0%    8.9%    9.1%
Operating Income\(Loss)*   $(1.1)         $12.8   $35.3   $21.7
% of Sales                   0.5%           1.9%    5.6%    4.1%


*Includes $1.2 million of Merger and other restructuring charges for the five months ended December 31, 1999; $21.9 million of Merger and other restructuring charges in fiscal 1999 described below; and a $1.4 million Wilsons Liquidation gain in fiscal 1997.

     Selling, general and administrative expenses decreased by $0.6 million during the Transition Period from the comparable period in 1998 as a result of merger synergies. Prior to the synergies, SG&A was flat as a percentage of sales in fiscal 1999, 1998 and 1997.

     Operating income decreased to $12.8 million during fiscal 1999 from $35.3 million in fiscal 1998. In fiscal 1999, operating income was impacted by a one-time Merger and other restructuring charges of $21.9 million. Fiscal 1998 operating income increased 62% from $21.7 million in fiscal 1997.

     During the third and fourth quarters of the fiscal year ended July 31, 1999, the Company recorded $16.1 million and $5.8 million, respectively, of Merger and other restructuring charges. During the Transition Period, the Company recorded additional charges of $1.2 million, including adjustments of previously-recorded charges based on actual expenses incurred on the related initiatives. The primary components of the aggregate $23.1 million of calendar 1999 charges include: (a) $9.5 million of costs incurred as a direct result of the Merger for advisory and other professional fees, (b) the consolidation of the corporate activities of the merged companies into one facility, and (c) the consolidation of several manufacturing and assembly operations into fewer facilities to eliminate duplicative functions and to improve operating efficiencies. The charges were computed based on actual cash payouts, management's estimate of realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The Company expects that these restructuring efforts will result in reduced operating costs, including lower salary and hourly payroll costs and depreciation/amortization.

     Employee severance costs included in the aggregate charge, totaling $7.9 million, were for 33 corporate employees, 109 salaried plant employees and 581 hourly plant employees. As of December 31, 1999, all of these employees had been terminated.

     Certain of the restructuring initiatives within the Rail Services and Systems segment were prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company closed its Cincinnati, Ohio facility and discontinued manufacturing at its Newton, Kansas facility (which also has a distribution operation) by July 31, 1999. The Company also closed its foundry operation in Anderson, Indiana by October 31, 1999. The Manganese castings used in specialty track products that were produced at Andersen are now produced at the Company's manufacturing facility in Richmond, Texas. The duplicative leased corporate facility and another administrative facility were closed in September 1999. In addition to these closures, the Company has decided to close an assembly facility in Verona, Wisconsin. This Rail Services and Systems facility is expected to be closed by the end of 2000 with all operations being transferred to another Company location.

     Costs associated with these facility closures, excluding severance, are $2.2 million of non-cash provisions for the write down of obsolete assets and leasehold improvements and $1.4 million in cash provisions for idle facility and property disposal costs. In addition to these costs, the Company incurred $2.1 million of cash costs related to the transfer of Manganese castings and other operations into the Richmond facility and the relocation of previous Richmond operations into another Company facility. These costs primarily represent the relocation of equipment and employees and the installation of the new operations at Richmond.


The following table is a summary roll forward of the Merger and other restructuring reserves through December 31, 1999 (in thousands):


                                           Aggregate                   Balance
                                             Charge    Deductions     12/31/99
                                         ----------   ----------     ---------
Cash provisions:
   Merger advisory and other fees. . . . . .  $ 9.5      $ (9.5)           $  -
   Employee severance. . . . . . . . . . . .    7.9        (4.5)            3.4
   Idle facility and property disposal costs    1.4        (0.6)            0.8
   Relocation of operations. . . . . . . . .    2.1        (2.1)              -
                                              -------    --------          ----
      Total cash costs . . . . . . . . . . .   20.9      $(16.7)           $4.2
                                                          =======          ====
Non-cash asset writedowns. . . . . . . . . .    2.2
                                              -------
      Total. . . . . . . . . . . . . . . . .  $23.1
                                              =======

  The remaining cash costs are expected to be expended during the next twelve to fifteen months.

Other

     The Company's equity income from its investments in joint ventures decreased from $0.4 million in the five months ended December 31, 1998 to break-even during the Transition Period. Equity income (loss) from unconsolidated joint ventures decreased to a $(0.1) million loss in fiscal 1999 from $1.6 million of income in fiscal 1998. These decreases were primarily attributable to start up costs and initial operating losses generated from the Company's joint venture located in China that began producing railcar wheels in November 1998. Fiscal 1998 equity income from unconsolidated joint ventures increased 55% from $1.0 million in fiscal 1997 due principally to improve operating results from the Company's brakeshoe joint venture.

     A  summary  of  total  interest cost, for the  periods indicated,  follows:


                              FIVE MONTHS ENDED            YEARS ENDED JULY 31,
                                                          ---------------------
                              DECEMBER 31, 1999            1999    1998    1997
                             -------------------           ----    ----   -----
                                      (DOLLARS IN MILLIONS)
Interest Expense                     $ 9.4                 $17.8   $13.9  $12.6
                                     =====                 ======  =====  =====

     Interest expense, net of capitalized interest, increased to $9.4 million during the Transition Period from $7.0 million in the comparable period of 1998. This increase resulted from higher borrowing levels required to support the Company's increase in working capital and capital spending programs. Interest expense, net of capitalized interest, increased to $17.8 million during fiscal 1999 from $13.9 million in fiscal 1998 and $12.6 million in fiscal 1997. Capitalized interest associated with the financing of new capital projects totaled $0.3 in the Transition Period, $2.4 million in fiscal 1999, $3.9 million in fiscal 1998 and $0.2 million in fiscal 1997. The interest cost increase in fiscal 1999 was primarily attributable to the financing of the Company's Sahagun, Mexico, capacity expansion project as well as the construction of the Rail Mill in Chicago Heights, Illinois. At December 31, 1999, approximately 31% of the Company's $252.5 million of debt was at a fixed rate of interest.

     The Company's effective tax rates for the Transition Period, fiscal 1999, 1998, and 1997 were 47.4%, 18.4%, 40.3% and 38.5%, respectively. The lower effective tax rate during fiscal 1999 primarily reflects reductions in tax reserves due to the ultimate realization of certain net operating losses.

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

     On February 19, 1999, the Company, in conjunction with the Merger, entered into a new credit facility with a syndicate of financial institutions. This financing triggered the write-off of unamortized deferred financing costs, make whole payments and early termination fees that resulted from the extinguishment of certain pre-Merger debt. The after-tax charge recorded to account for these items was $3.2 million. The Company also recorded in fiscal 1997 a non-cash, after-tax charge of $0.3 million which represents the write-off of unamortized deferred financing costs related to previous indebtedness which was retired with proceeds from the issuance of the senior subordinated notes.

RAIL  PRODUCTS  SEGMENT

     The following table sets forth, for the periods indicated, Rail Products segment sales before intercompany eliminations and other, gross profit, SG&A and operating income data:

                            FIVE MONTHS ENDED               YEARS ENDED JULY 31,
                                                        ---------------------------
                             DECEMBER 31, 1999              1999     1998      1997
---------------------  -------------------  ----------------------  ------   ------
                                     (DOLLARS IN MILLIONS)
  Net Sales                        $145.5                $ 388.3    $309.8   $281.9

  Gross Profit                    $  15.9                 $ 59.0    $ 39.0   $ 26.8
  % of Net Sales                     10.9%                  15.2%     12.6%     9.5%

  SG&A                              $ 7.5                 $ 15.7    $ 12.9   $ 11.8
  % of Net Sales                      5.1%                   4.0%      4.2%     4.2%

  Operating Income                  $ 8.4                 $ 43.3    $ 26.0   $ 15.0
  % of Net Sales                      5.8%                  11.2%      8.4%     5.3%

     Rail Products net sales decreased 7% to $145.5 million in the Transition Period from $155.7 million in the comparable period of 1998. Rail Products net sales increased 25% from $309.8 million in fiscal 1998 to $388.3 million in fiscal 1999. Fiscal 1998 sales increased 10% from $281.9 in 1997. In fiscal 1999 and 1998, continued strong demand generated from new railcar and locomotive car builds in addition to the continued ramp up and higher operating efficiencies at the Company's Sahagun, Mexico, facility contributed to the strong year to year sales gains. The revenue drop in the Transition Period was primarily attributable to reduced demand from major rail car builders as these customers stopped replenishing inventories of freight rail car components in anticipation of the rail industry's outlook for the coming year.

     Gross profit in the Transition Period decreased 35% from $24.5 million in the five months ended December 31, 1998 to $15.9 in the Transition Period. Rail Products gross profit increased 51% to $59.0 million during fiscal 1999 from $39.0 million in fiscal 1998. Fiscal 1998 gross profit increased 46% from $26.8 million in fiscal 1997. The Transition Period decline was impacted by the reduced demand from rail car builders that is described above as well as operating variances within its Sahagun, Mexico operation as it continued to ramp its production during the Transition Period. The overall reasons for the improvement and changes in gross profit from fiscal 1997 to fiscal 1999 are as described in the sales summary. SG&A as a percentage of sales held relatively firm during the fiscal years 1999, 1998 and 1997 at 4.0%, 4.2% and 4.2% respectively. During the Transition Period, SG&A as a percentage of sales climbed to 5.2% which corresponded with the segment's revenue decline during the period.


RAIL  SERVICES  AND  SYSTEMS  SEGMENT

     The following table sets forth, for the periods indicated, Rail Services and Systems segment sales before intercompany eliminations and other, gross profit, SG&A and operating income data:

                         FIVE MONTHS ENDED             YEARS ENDED JULY 31,
                                                      ----------------------
                         DECEMBER 31, 1999            1999    1998      1997
----------------------  -------------------  ----------------------  -------
                                     (DOLLARS IN MILLIONS)
Net Sales                            $86.0         $247.5   $269.7   $207.9

Gross Profit                         $ 7.3         $ 26.0   $ 39.8   $ 31.2
% of Net Sales                         8.5%          10.5%    14.8%    15.0%

SG&A                                 $ 3.4         $ 13.2   $ 12.0   $ 10.9
% of Net Sales                         4.0%           5.3%     4.5%     5.2%

Operating Income                     $ 3.9         $ 12.8   $ 27.7   $ 20.3
% of Net Sales                         4.5%           5.2%    10.3%     9.8%

     Rail Services and Systems net sales decreased by 17% to $86.0 million in the Transition Period from $103.9 million in the comparable period of 1998. Sales decreased by 8% from $269.7 million in fiscal 1998 to $247.5 million in fiscal 1999. Fiscal 1998 sales increased 30% from $207.9 million in 1997. The sales decreases in the Transition Period and fiscal year 1999 were attributable to a downturn in demand for the group's specialty trackwork products from its peak year in fiscal 1998. The increase in fiscal 1998 sales from fiscal 1997 was driven by increased demand for the Company's wheel mounting services.

     Rail Services and Systems gross profit decreased by 34% to $7.3 million in the Transition Period from $11.0 million in the comparable period of 1998 Gross profit decreased 35% from $39.8 million in fiscal 1998 to $26.0 million in fiscal 1999. The gross profit decreases in these years were driven by the downturn in demand for the group's trackwork products. Fiscal 1998 margin increased 28% from $31.2 million in fiscal 1997. The gross profit increase in fiscal 1998 was a direct result of the peak year performance for trackwork products. SG&A as a percentage of sales dropped to 4.0% during the Transition Period as a result of calendar 1999 restructuring efforts within the group.


FLOW  AND  SPECIALTY  PRODUCTS  SEGMENT

     The following table sets forth, for the periods indicated, Flow and Specialty Products segment sales before intercompany eliminations and other, gross profit, SG&A and operating income data:



            FIVE MONTHS ENDED     YEARS ENDED JULY 31,
                                ---------------------
            DECEMBER 31, 1999    1999    1998    1997
           ------------------   ------  ------  ------
                          (DOLLARS IN MILLIONS)
Net Sales           $29.6       $74.1   $93.6   $94.2

Gross Profit        $ 2.1       $10.5   $14.7   $11.2
% of Net Sales        7.1%       14.2%   15.7%   11.9%

SG&A                  1.7       $ 4.3   $ 4.6   $ 4.3
% of Net Sales        5.7%        5.8%    4.9%    4.6%

Operating Income    $ 0.4       $ 6.2   $10.1   $ 6.9
% of Net Sales        1.4%        8.4%   10.8%    7.3%


     Flow and Specialty Products net sales decreased by 12% to $29.6 million in the Transition Period from $33.7 million in the comparable period of 1998. Sales decreased by 21% from $93.6 million in fiscal 1998 to $74.1 million in fiscal 1999. Fiscal 1997 sales of $94.2 million were 1% higher than fiscal 1998. Transition Period sales were lower due to reduced demand for the group's specialty freight car brake shoes. During fiscal 1999, the revenue drop within this segment was largely related to the depressed oil prices within the petroleum industry that severely depressed demand for valves and the corresponding valve bodies produced within the segment.

     Flow and Specialty Products gross profit of $2.1 million during the Transition Period decreased by 48% when compared to gross profit of $4.0 million for the five months ended December 31, 1998. This decrease was once again directly related to the reduced demand for the group's specialty freight car break shoes. Gross profit decreased 29% from $14.7 million in fiscal 1998 to $10.5 million in fiscal 1999. The overall reasons for the deterioration in gross profit during this period are as described above. Fiscal 1998 gross profit was 31% higher than fiscal 1997.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's cash and cash equivalents were $0.3 million at December 31, 1999, compared to $3.2 million at July 31, 1999. In the Transition Period, the Company utilized $11.3 million from operating activities, primarily due to lower earnings (after adjustments for non-cash items), increased inventory levels and a $5.3 million payment made in conjunction with the long-term service contract signed with the Union Pacific Railroad Company. Fiscal 1999 operating activities generated $37.7 million of cash.

     The Company increased its borrowings during the Transition Period by $29.4 million on its revolving lines of credit primarily to fund the $17.7 million of capital expenditures, $9.4 million of repayments on term loans and the $11.3 million of cash utilized in operating activities. During fiscal 1999, the $37.7 million of net cash generated from operating activities as well as the additional $19.8 net cash provided by the Company's financing activities were utilized to fund the $54.6 million of capital expenditures. The most significant capital expenditure during fiscal 1999 was the completion of the expansion project in Sahagun, Mexico.

     Consolidated net working capital decreased $8.7 million to $56.3 million at December 31, 1999 from $65.0 million at July 31, 1999. Consolidated current assets increased $15.0 million to $195.2 million at December 31, 1999 from $180.2 million at July 31, 1999. Consolidated current liabilities increased $23.7 million to $138.9 million at December 31, 1999 from $115.2 million at July 31, 1999.

     On October 29, 1999, the Company acquired all outstanding common stock of COMETNA-Companhia Metalurgical Nacional, S.A. ("Cometna") located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. The acquisition was accounted for under the purchase method of accounting.

     Immediately after the consummation of the Merger, the Company entered into a new revolving credit facility (the "Credit Facility") with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provides the Company with a revolving line of credit of up to $200.0 million. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage, interest coverage, minimum net worth restriction and restrictions on capital expenditures.

     The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at December 31, 1999 was 8.6%. Availability at December 31, 1999 was $27.5 million.

     On March 8, 2000, the Company entered into a Second Amendment and Restatement of the Credit Agreement that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Agreement, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Agreement. The Company and its Lenders also modified other terms and conditions within the Credit Agreement including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. The currently applied margin of 300 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. The revolving line of credit now has scheduled commitment reductions as follows:
January  1,  2001-$10 million, June 30, 2001-$5.0 million, January 1, 2002-$10.0 million, June 30, 2002-$5.0 million and January 1, 2003-$15.0 million. The total commitment reductions aggregate to $45.0 million and will reduce the revolving credit commitment to a total of $155.0 million as of January 1, 2003. With the Amendment, the Company was in compliance with the Credit Agreement as of December 31, 1999. Based upon management's forecasts for calendar year 2000, the Company anticipates being in compliance with its Credit Agreement covenants at each quarterly measurement point during the upcoming year. The Company anticipates being able to operate within the reduced Credit Agreement commitment levels through use of its free cash flow generated from operations, realignment of the Company's capitalization components through a new universal shelf registration, the potential disposal of certain non-core operating assets and the March 8, 2000 convertible preferred stock investment by private equity funds managed by ING Furman Selz investments.

     On October 12, 1999, the Company entered into an Amendment, Waiver and Release Agreement to the Credit Agreement to release certain collateral related to its Mexican subsidiary and to reflect the change in the Company's fiscal year and reporting periods for covenant measurement purposes. The Company then entered into two subsequent modifications to the Credit Agreement that were effective as of October 29, 1999 to modify certain of the financial leverage covenants in the Credit Agreement which the Company otherwise would not have been in compliance with as of October 31, 1999.

     On February 1, 1997, the Company completed an offering (the ''Offering'') of $50 million of 9 1/8% Senior Subordinated Notes (the ''9 1/8% Notes''). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. The 9 1/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The 9 1/8% Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the 9 1/8% Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, the Company completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B (the ''8 3/4% Notes'') due in 2004 with similar provisions as the 9 1/8% Notes.

     The Company is also required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes including minimum interest coverage, minimum consolidated net worth and maximum funded debt to capitalization. The interest coverage ratio at December 31, 1999 was 2.44 with the minimum requirement being 2.40. The funded debt to capitalization ratio at December 31, 1999 was 74.96% with the maximum allowable being 75.0%. These same leverage covenants need to be met at each quarter-end through the maturity dates for these notes. Failure to meet these covenant tests would give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions do exist to the Credit Agreement. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its exising indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

     A new universal shelf registration was declared effective on October 29, 1999, for issuances up to $300 million of debt or equity securities, and the unused portion of the previous universal shelf registration was de-registered. As of December 31, 1999, no securities were issued under the new universal shelf registration.

     On December 23, 1997, the Company completed an offering of $25 million 8 3/4% Senior Subordinated Notes, Series B (the ''8 3/4% Notes''). The Company used the $24.1 million of net proceeds of this offering to repay indebtedness under its primary credit facility. The 8 3/4% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company subsidiaries. The 8 3/4% Notes rank with the 9 1/8% Notes. Financing costs of $1.2 million were deferred in connection with the issuance of the 8 3/4% Notes. The 8 3/4% Notes will mature in 2004, unless repurchased earlier at the option of the Company on or after December 31, 1999 at 102% of face value prior to December 30, 2000 or at 100% of face value thereafter. The 8 3/4% Notes are subject to mandatory repurchase or redemption prior to maturity upon a change of control (as defined in the Indenture). The Indenture under which the 8 3/4% Notes were issued subjects the Company to various financial covenants which are substantially similar to the covenants relating to the 9 1/8% Notes.

     In December, 1998, a $3.0 million Industrial Revenue Bonds (IRB) was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of December 31, 1999, the adjustable interest rate on the bonds was set at 5.67%. The bonds mature in December 2018.

     Debt was 74% of total capitalization as of December 31, 1999, 74% of total capitalization at July 31, 1999, and 69% of total capitalization at July 31, 1998. The Company's objective is to reduce its total debt as a percent of total capitalization over time.

     On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock were applied to reduce the outstanding indebtedness under the Company's Revolving Credit Facility.

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

     Capital expenditures from current operations are projected to be $25 million during the upcoming calendar year. The Company believes that its cash generated from operations for calendar year 2000 will be sufficient to fund the cash needs for working capital and capital expenditures.


SEASONALITY

     The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June. In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company, except where noted, does not expect any significant departure from the historical demand patterns during the present calendar year ending December 31, 2000.


YEAR  2000  ISSUES

     In addressing the Year 2000 ("Y2K") issues, the Company has undertaken numerous initiatives during the past few years as described in Item 7 of the Company's Form 10-K for the fiscal year ended July 31, 1999. With a few minor exceptions, the Company was Y2K compliant as of December 31, 1999. The following is a synopsis of the results of specific areas that were being addressed as Y2K potential problem areas:

     1. All enterprise systems have continued to operate fully since December 31, 1999, including the February leap year situation.

     2. All machinery and equipment were checked and, where appropriate, made compliant. The Company has not had any issues since the year-end changeover.

     3. All vendors and suppliers have continued to provide support according to plan.

     4. All PC's and network equipment, where appropriate, have been made compliant. The Company did not report any problems since the change.

     5. All changes made prior to December 31, 1999, were completed according to plan and within budget except for one minor time and attendance system. In this case, a workaround for the system was put in place before year-end. The workaround does not pose any significant business concern or cost to the Company

     6. No other business process problems related to the Y2K have been reported .

     The Company does not foresee any future concerns related to the Y2K which could have a material, adverse effect on the Company. The Company's total cost incurred related to Y2K compliance efforts was immaterial.

     In June 1998, the FASB issued SFAS No. 133, ''Accounting for Derivative Instruments and for Hedging Activities.'' This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.


REGARDING  FORWARD-LOOKING  STATEMENTS

     The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's long-term business strategy of acquisitions; ''Y2K'' issues and the risks described from time to time in the Company's SEC reports.




ITEM  7A-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except as such risks relate to interest rate fluctuations. As of December 31, 1999, the Company has long-term debt outstanding with a carrying value of $252.5 million. The estimated fair value of this debt is $237.0 million. The Company historically has not entered into interest rate protection agreements. Fixed interest rate debt outstanding as of December 31, 1999 represents 31% of total debt, carries an average interest of 8.8% and matures as follows: $1.1 million in fiscal 2000, $0.8 million in fiscal 2001, $0.7 million in fiscal 2002, $0.7 million in fiscal 2003, $75.8 million in fiscal 2004 and $0.1 million thereafter. Variable interest rate debt outstanding as of December 31, 1999 had an average interest rate at that date of 8.6% and matures as follows: $5.1 million in fiscal 2000, $3.2 million in fiscal 2001, $0 million in fiscal 2002, $162.0 million in fiscal 2003, zero in fiscal 2004 and $3.0 million thereafter.

ITEM  8-FINANCIAL  STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  ABC-NACO  Inc.:

     We have audited the accompanying consolidated balance sheets of ABC-NACO Inc. (a Delaware corporation) AND SUBSIDIARIES (''the Company'') as of December 31, 1999, July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the five months ended December 31, 1999 and for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ABC-NACO Inc. and Subsidiaries as of December 31, 1999, July 31, 1999 and 1998, and the results of their operations and their cash flows for the five months ended December 31, 1999 and for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs effective August 1, 1997, and its method of accounting for start-up costs effective August 1, 1998.


ARTHUR  ANDERSEN  LLP

Chicago,  Illinois
March  8,  2000


                                                 ABC-NACO INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Five
                                                                Months Ended
                                                                   Dec. 31,       For the Year Ended July 31,
                                                                 ------------   ------------------------------

                                                                      1999       1999       1998       1997
                                                                    ---------  ---------  ---------  ---------
                                                                        (In thousands, except per share data)
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $239,861   $665,497   $634,921   $535,718

COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .   214,833    570,523    543,310    466,757
                                                                    ---------  ---------  ---------  ---------
      Gross profit . . . . . . . . . . . . . . . . . . . . . . . .    25,028     94,974     91,611     68,961

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . . .    24,962     60,225     56,282     48,649
WILSONS ASSET LIQUIDATION GAIN . . . . . . . . . . . . . . . . . .         -          -          -     (1,430)
MERGER AND OTHER RESTRUCTURING CHARGES . . . . . . . . . . . . . .     1,201     21,925          -          -
                                                                    ---------  ---------  ---------  ---------
      Operating income (loss). . . . . . . . . . . . . . . . . . .    (1,135)    12,824     35,329     21,742

EQUITY (INCOME) LOSS FROM UNCONSOLIDATED JOINT
   VENTURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (29)        66     (1,616)    (1,041)

INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . . . . .     9,398     17,782     13,862     12,620
                                                                    ---------  ---------  ---------  ---------
      Income (loss) before income taxes, cumulative effect of
         accounting change and extraordinary item. . . . . . . . .   (10,504)    (5,024)    23,083     10,163

PROVISION/(CREDIT) FOR INCOME TAXES. . . . . . . . . . . . . . . .    (4,979)       923      9,305      3,914
                                                                    ---------  ---------  ---------  ---------
      Income (loss) before cumulative effect of accounting change
         and extraordinary item. . . . . . . . . . . . . . . . . .    (5,525)    (5,947)    13,778      6,249

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  net of income taxes of $1,014 and $695, respectively . . . . . .         -     (1,620)    (1,111)         -

EXTRAORDINARY ITEM, net of income taxes of $2,062
   and $215, respectively. . . . . . . . . . . . . . . . . . . . .         -     (3,158)         -       (310)
                                                                    ---------  ---------  ---------  ---------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,525)  $(10,725)  $ 12,667   $  5,939
                                                                    =========  =========  =========  =========

EARNINGS (LOSS) PER SHARE:
   Basic:
      Income (loss) before cumulative effect of accounting change
         and extraordinary item . . . . . . . . . . . . . . . . .  $  (0.30)  $  (0.33)  $   0.77   $   0.36
      Cumulative effect of accounting change . . . . . . . . . . .         -      (0.09)     (0.06)         -
      Extraordinary item. . . . . . . . . . . . . . . . . . . . .         -      (0.17)         -      (0.02)
                                                                    --------   --------   --------   ---------
         Net income (loss) . . . . . . . . . . . . . . . . . . . .  $  (0.30)  $  (0.59)  $   0.71   $   0.34
                                                                    =========  =========  =========  =========
   Diluted:
      Income (loss) before cumulative effect of accounting change
         and extraordinary item . . . . . . . . . . . . . . . . .  $  (0.30)  $  (0.33)  $   0.75   $   0.35
      Cumulative effect of accounting change . . . . . . . . . . .         -      (0.09)     (0.06)         -
      Extraordinary item. . . . . . . . . . . . . . . . . . . . .         -      (0.17)         -      (0.02)
                                                                    --------   ---------  ---------  ---------
         Net income (loss) . . . . . . . . . . . . . . . . . . . .  $  (0.30)  $  (0.59)  $   0.69   $   0.33
                                                                    =========  =========  =========  =========

   The accompanying notes to financial statements are an integral part of these statements.


                                                    ABC-NACO INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                                        As of
                                                                                       Dec. 31,        As of July 31,
                                                                                                 --------------------
ASSETS                                                                                  1999       1999       1998
                                                                                      ---------  ---------  ---------
                                                                                    (In thousands, except share data)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    351   $  3,159   $    273
  Account receivable, less allowance of $1,804, $1,705 and $2,113, respectively. . .    79,617     82,995     90,252
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    94,132     73,633     74,521
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .    12,401     11,189      4,680
  Deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,680      9,226      3,435
                                                                                      ---------  ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   195,181    180,202    173,161
                                                                                      ---------  ---------  ---------


PROPERTY, PLANT AND EQUIPMENT-net . . . . . . . . . . . . . . . . . . . . . . . . .    245,010    228,093    202,891


INVESTMENT IN UNCONSOLIDATED JOINT VENTURES. . . . . . . . . . . . . . . . . . . . .    13,886     14,490     15,586


OTHER NONCURRENT ASSETS-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38,394     31,036     32,258
                                                                                      ---------  ---------  ---------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $492,471   $453,821   $423,896
                                                                                      =========  =========  =========


                                LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Cash overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $      -   $  6,560
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . .     6,207      4,588     11,704
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    89,678     73,456     59,694
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,983     37,129     34,359
                                                                                      ---------  ---------  ---------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   138,868    115,173    112,317
                                                                                      ---------  ---------  ---------


LONG-TERM DEBT, less current maturities . .  . . . . . . . . . . . . . . . . . . . .   246,247    225,031    189,867


DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,699     14,194     10,702


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,978     17,866     18,940


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
       issued  or outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . .           -          -          -
  Common stock, $.01 par value; 25,000,000 shares authorized; 19,372,242 shares,
       18,386,336 shares and 17,872,976 shares issued and outstanding, respectively.       194        184        179
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .    79,240     68,383     67,980
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,954     13,479     24,309
  Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . . . . . .      (709)      (489)      (398)
                                                                                      ---------  ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .    86,679     81,557     92,070
                                                                                      ---------  ---------  ---------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .  $492,471   $453,821   $423,896
                                                                                      =========  =========  =========

                  The accompanying notes to financial statements are an integral part of these balance sheets.



                                                      ABC-NACO INC.

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             ADDITIONAL                MINIMUM     CUMULATIVE
                                                   COMMON     PAID-IN     RETAINED     PENSION     TRANSLATION
                                                   STOCK       CAPITAL    EARNINGS    LIABILITY    ADJUSTMENT     TOTAL
                                              ---------------  --------  ----------  -----------  ------------  ---------
                                                                            (IN THOUSANDS)
BALANCE, July 31, 1996 . . . . . . . . . . .  $           172  $ 55,389  $   4,771   $     (691)  $       211   $ 59,852
    Comprehensive income . . . . . . . . . .                -         -      5,939          691          (246)     6,384
    Shares issued in business acquisition. .                6    10,220          -            -             -     10,226
    Common stock issued. . . . . . . . . . .                1     1,496          -            -             -      1,497
    Income tax benefit from exercised stock
      options. . . . . . . . . . . . . . . .                -       407          -            -             -        407
                                              ---------------  --------  ----------  -----------  ------------  ---------
BALANCE, July 31, 1997 . . . . . . . . . . .              179    67,512     10,710            -           (35)    78,366
    Comprehensive income . . . . . . . . . .                -         -     12,667            -          (308)    12,359
    Shares issued in business acquisition. .                -       436          -            -             -        436
    Common stock issued. . . . . . . . . . .                -        32          -            -             -         32
    NACO comprehensive income (3/31/97-
      6/27/97) (Note 1). . . . . . . . . . .                -         -        932            -           (55)       877
                                              ---------------  --------  ----------  -----------  ------------  ---------
BALANCE, July 31, 1998 . . . . . . . . . . .              179    67,980     24,309            -          (398)    92,070
    Comprehensive loss . . . . . . . . . . .                -         -    (10,725)           -             8    (10,717)
    Common stock issued. . . . . . . . . . .                5       300          -            -             -        305
    Income tax benefit from exercised stock
      options. . . . . . . . . . . . . . . .                -       103          -            -             -        103
    NACO comprehensive loss (6/29/98-
      7/31/98) (Note 1). . . . . . . . . . .                -         -       (105)           -           (99)      (204)
                                              ---------------  --------  ----------  -----------  ------------  ---------
BALANCE, July 31, 1999 . . . . . . . . . . .              184    68,383     13,479            -          (489)    81,557
    Comprehensive loss . . . . . . . . . . .                -         -     (5,525)           -          (220)    (5,745)
    Common stock issued. . . . . . . . . . .                4     2,563          -            -             -      2,567
      Shares issued in business acquisition.                6     8,294          -            -             -      8,300
                                              ---------------  --------  ----------  -----------  ------------  ---------
BALANCE, December 31, 1999 . . . . . . . . .  $           194  $ 79,240  $   7,954   $        -   $      (709)  $ 86,679
                                              ===============  ========  ==========  ===========  ============  =========

                  The accompanying notes to financial statements are an integral part of these statements.



                                                      ABC-NACO INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For The
                                                                             Five
                                                                            Months
                                                                              Ended
                                                                            Dec.  31,    For  the  Year  Ended  July  31,
                                                                            ---------     -------------------------------
                                                                                 1999       1999       1998       1997
                                                                               ---------  ---------  ---------  ---------
                                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,525)  $(10,725)  $ 12,667   $  5,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      3,158          -        310
  Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .         -      1,620      1,111          -
  Merger and other restructuring charges. . . . . . . . . . . . . . . . . . .     1,201     21,925          -          -
  Wilsons asset liquidation gain. . . . . . . . . . . . . . . . . . . . . . .         -          -          -     (1,430)
  Equity (income) loss of unconsolidated joint ventures . . . . . . . . . . .       (29)        66     (1,616)    (1,041)
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .    13,373     30,126     22,476     20,785
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,949)     1,289      4,972      1,574
  NACO net cash flows--3/31/97 to 6/27/97 (Note 1). . . . . . . . . . . . . .         -          -       (125)         -
  NACO net cash flows--6/28/98 to 7/31/98 (Note 1). . . . . . . . . . . . . .         -         (6)         -          -
  Changes in certain assets and liabilities, net of effect of business combinations
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,478      5,577    (21,024)     2,581
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,558)     1,278     (8,344)    (9,796)
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .    (1,193)    (7,468)      (790)       845
    Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . .    (5,599)    (3,966)    (7,719)    (2,812)
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .    12,537     (4,140)    17,898        306
    Other noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . .    (6,057)    (1,038)    (2,221)    (1,215)
                                                                               ---------  ---------  ---------  ---------
         Net cash provided by (used in) operating activities. . . . . . . . .   (11,321)    37,696     17,285     16,046
                                                                               ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,659)   (54,640)   (68,915)   (46,528)
Proceeds from sale assets . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -      1,550      1,272
Business acquisitions, less cash acquired . . . . . . . . . . . . . . . . . .        59          -     (1,376)    (5,344)
Investments in unconsolidated joint ventures. . . . . . . . . . . . . . . . .         -          -       (190)    (8,064)
Dividends from unconsolidated joint ventures. . . . . . . . . . . . . . . . .       633          -        904          -
                                                                               ---------  ---------  ---------  ---------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . . .   (16,967)   (54,640)   (68,027)   (58,664)
                                                                               ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving lines of credit. . . . . . . . . . . . . . . .    29,377     57,395     25,606     11,935
Proceeds from sale leaseback. . . . . . . . . . . . . . . . . . . . . . . . .     5,984
Change in cash overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . .         -    (10,036)       855     (1,338)
Issuance of senior subordinated notes . . . . . . . . . . . . . . . . . . . .         -          -     25,000     50,000
Borrowings of term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      4,576      3,473     11,678
Payment of term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,423)   (31,150)    (2,987)   (28,057)
Payment of financing costs. . . . . . . . . . . . . . . . . . . . . . . . . .      (458)    (1,363)    (1,282)    (2,925)
Exercised stock options . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        408          -      1,497
                                                                               ---------  ---------  ---------  ---------
  Net cash provided by financing activities . . . . . . . . . . . . . . . . .    25,480     19,830     50,665     42,790
                                                                               ---------  ---------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .    (2,808)     2,886        (77)       172
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . . . . .     3,159        273        350        178
                                                                               ---------  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . . . . .  $    351   $  3,159   $    273   $    350
                                                                               =========  =========  =========  =========
                  The accompanying notes to financial statements are an integral part of these statements.

                                  ABC-NACO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1999 AND JULY 31, 1999, 1998 AND 1997

1.  BASIS  OF  PRESENTATION  AND  OPERATIONS

     ABC-NACO Inc. (''the Company'') is a supplier of technologically advanced products and services to the freight railroad and flow control industries through its three business segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products. With four technology centers around the world supporting its three business segments, the Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

     In the aggregate, the Company operates 19 U.S manufacturing plants in 12 states; plants in Sahagun, Mexico, Lisbon, Portugal, Leven, Scotland and Dominion, Canada; has unconsolidated joint ventures with plants in Illinois, China and Mexico; and has other facilities (administrative, engineering, etc.) in 4 states. Approximately 78% of the Company's employees are covered by collective bargaining agreements. During the next year, two of these bargaining agreements will expire. While management believes that its labor relations are satisfactory, there can be no assurance that labor contracts which come up for renewal will be renewed or the terms under which such renewals may occur.

     The current composition of the Company was achieved by the consummation of a merger (the ''Merger'') on February 19, 1999, between a wholly owned subsidiary of the Company (formerly ABC Rail Products Corporation (''ABC'')) and NACO, Inc. (''NACO''). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The accompanying consolidated financial statements reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented and is based on the fiscal periods described below.

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

     The following table reconciles previously reported operating results of ABC to the corresponding amounts reflected in the accompanying Statements of Operations and include various adjustments to conform the accounting policies of the two companies (in thousands):


                      PREVIOUSLY                             COMBINED
                      REPORTED                CONFORMING    (CURRENTLY
                      BY ABC        NACO       ADJUSTMENTS   REPORTED)
                    -----------  -----------  -------------  ----------
1998
  Net sales. . . .  $   319,038  $   317,613  $     (1,730)  $  634,921
  Operating income       18,590       18,256        (1,517)      35,329
  Net income . . .        6,281        6,258           128       12,667
1997
  Net sales. . . .  $   259,190  $   277,726  $     (1,198)  $  535,718
  Operating income       12,889        9,838          (985)      21,742
  Net income . . .        3,291        2,520           128        5,939

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

(b) Regarding the method of original adoption of Statement of Financial Accounting Standards No. 106-''Employers' Accounting for Postretirement Benefit Obligations Other Than Pensions'', NACO chose the option of immediate recognition of the transition obligation while ABC chose the amortization option. ABC-NACO will follow the immediate recognition method which had an impact of increasing operating income by $213,000 each year ($128,000 after-tax).

     On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. This Form 10-K transition report covers the five-month Transition Period from August 1, 1999 to December 31, 1999 ("Transition Period"). Comparable, unaudited results of operations for the Company for the five months ended December 31, 1998 were as follows (in thousands):

  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $276,366
  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .    39,246
  SG&A. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,601
  Operating income. . . . . . . . . . . . . . . . . . . . . . . . .    13,645
  Income before income taxes and cumulative
        effect of accounting change . . . . . . . . . . . . . . . .     7,094
  Provision for income taxes. . . . . . . . . . . . . . . . . . . .       790
  Income before cumulative effect of
      accounting change . . . . . . . . . . . . . . . . . . . . . .     6,304
  Cumulative effect of accounting change,
      net of income taxes of $1,014 . . . . . . . . . . . . . . . .     1,620
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,684
                                                                     ========
  Earnings per share, after cumulative effect of accounting change:
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.26
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.25



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


USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to commitments and contingencies (Note 7) and income taxes (Note 12).


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


ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     The allowance for doubtful accounts for the Transition Period and the years ended July 31, 1999, 1998 and 1997 consisted of the following (in thousands):


                                             DEC. 31,     JULY 31,
                                                      ----------------------
                                             1999     1999     1998     1997
                                            -------  -------  -------  -------
  Balance at beginning of year . . . . . .  $1,705   $2,113   $1,987   $1,974
      Provision charged to income. . . . .     260      206      815      421
      Accounts written off . . . . . . . .    (161)    (857)    (561)    (659)
      Allowance from business acquisition.       -        -        -      251
      NACO net change (3/31/97-6/27/97). .       -        -     (128)       -
      NACO net change (6/29/98-7/31/98). .       -      243        -        -
                                            -------  -------  -------  -------
  Balance at end of year . . . . . . . . .  $1,804   $1,705   $2,113   $1,987
                                            =======  =======  =======  =======

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for substantially all inventories. Inventory costs include materials, labor and manufacturing overhead. Inventories at December 31, 1999, July 31, 1999 and 1998 consisted of the following (in thousands):


                                         DEC. 31,     JULY 31,
                                                   ----------------
                                           1999     1999     1998
                                          -------  -------  -------
      Raw materials. . . . . . . . . . .  $44,148  $31,964  $40,765
      Supplies and spare parts . . . . .    5,258    5,206    4,361
      Work in process and finished goods   44,726   36,463   29,395
                                          -------  -------  -------
          Total inventories. . . . . . .  $94,132  $73,633  $74,521
                                          =======  =======  =======



PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment are stated at cost, which for self-constructed assets includes interest and internal labor and overhead costs directly related to constructing the asset. Property, plant and equipment purchased in connection with business acquisitions have been valued at fair market value at the time of the acquisition, less, if any, the allocable share of the bargain purchase element inherent in the acquisitions. The Company also capitalizes direct costs incurred in developing or obtaining computer software for internal use once the Company determines that the new software will be completed and will fulfill its intended use. Costs incurred prior to such determination are expensed as incurred. Such capitalized costs include direct payroll and related costs for personnel that worked directly on the project to develop or obtain the computer software, external costs that were attributable to the software development and interest. The software costs capitalized through December 31, 1999 primarily relate to the development of enterprise-wide computer software systems, which will be amortized over estimated useful lives of five to ten years.

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

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense charged to operations was $12.1 million for the Transition Period and $27.5 million, $20.1 million and $18.5 million for the years ended July 31, 1999, 1998 and 1997, respectively. The estimated useful lives used for recognizing depreciation expense for financial reporting purposes generally are as follows:


       ASSET DESCRIPTION               LIFE
----------------------------------  ----------
  Buildings and improvements . . .  7-30 years
  Machinery and equipment. . . . .  3-12 years
  Computer hardware and software .  3-10 years
  Patterns, tools, gauges and dies   3-5 years

     Property, plant and equipment at December 31, 1999, July 31, 1999 and 1998 consisted of the following (in thousands):


                                          DEC. 31,          JULY 31,
                                                    ----------------------
                                            1999        1999       1998
                                         ----------  ----------  ---------
  Land. . . . . . . . . . . . . . . . .  $   7,644   $   5,232   $  4,423
  Buildings and improvements. . . . . .     42,268      33,403     24,950
  Machinery and equipment . . . . . . .    267,189     248,040    165,586
  Construction in progress. . . . . . .     28,302      29,583     80,058
  Patterns, tools, gauges and dies. . .     14,610      19,650     10,497
                                         ----------  ----------  ---------
                                           360,013     335,908    285,514
  Less-Accumulated depreciation . . . .   (115,003)   (107,815)   (82,623)
                                         ----------  ----------  ---------
      Property, plant and equipment-net  $ 245,010   $ 228,093   $202,891
                                         ==========  ==========  =========

     The Company capitalized $0.3 million, $2.4 million, $3.9 million and $0.2 million in interest during the Transition Period and for the years ended July 31, 1999, 1998 and 1997, respectively.

     The most significant component of construction in progress as of July 31, 1998 was a rail milling facility in Illinois which went on-line in fiscal 1999. As of December 31, 1999, and July 31, 1999, the most significant component of construction in progress was the Company's investment in a rail hardening process. The rail hardening project is being re-evaluated in conjunction with the Merger. The machinery and equipment which has been built is being stored pending completion of a revised business plan. The total investment to date for this project is $11.6 million.

     During the Transition Period, the Company sold certain productive assets for $5.9 million and leased the assets back under an operating lease. The resulting gain of $0.4 million was deferred and will be recognized ratably over the six year life of the related lease.


OTHER  NONCURRENT  ASSETS

     Other noncurrent assets at December 31, 1999, July 31, 1999 and 1998 consisted of the following (in thousands):



                                            DEC. 31,      JULY 31,
                                                       ---------------
                                              1999     1999     1998
                                             -------  -------  -------
  Deferred financing costs-net. . . . . . .  $ 3,713  $ 3,850  $ 3,977
  Patents . . . . . . . . . . . . . . . . .    2,011    2,011    2,007
  Excess costs over net assets acquired-net   20,621   18,544   20,082
  Union Pacific contract costs-net . . . .     5,159        -        -
  Prepaid pension costs and other-net . . .    6,890    6,631    6,192
                                             -------  -------  -------
      Other noncurrent assets-net . . . . .  $38,394  $31,036  $32,258
                                             =======  =======  =======

     Deferred financing costs, net of accumulated amortization of $1.6 million, $1.4 million and $2.2 million as of December 31, 1999, July 31, 1999 and 1998, respectively, represent legal costs and other associated costs related to the Company's issuance of debt. Deferred financing costs are amortized over the term of the related debt. Pursuant to the early retirement of certain indebtedness, the related after-tax costs of $3.2 million and $0.3 million were written-off during the years ended July 31, 1999 and 1997, respectively.

     The excess cost over net assets of acquired businesses is being amortized on the straight-line basis over 15 to 25 years. Related amortization expense for the Transition Period was $0.4 million and for the years ended July 31, 1999, 1998 and 1997 was $1.0 million, $0.9 million, and $0.8 million, respectively. Accumulated amortization as of December 31, 1999, July 31, 1999 and 1998 was $3.6 million, $3.2 million and $2.2 million, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

     In November, 1999, the Company entered into a long-term supply agreement with the Union Pacific Railroad ("UP") to supply and service wheelsets for its North American operations. A condition of the agreement required the Company to make a $5.25 million up-front payment to the UP. This $5.25 million payment was deferred by the Company and is being amortized over the 10-year agreement term.


ACCRUED  EXPENSES

     Accrued expenses at December 31, 1999, July 31, 1999 and 1998 consisted of the following (in thousands):


                                                              DEC. 31,     JULY 31,
                                                                       ---------------
                                                                1999     1999     1998
                                                               -------  -------  -------
  Compensation including related benefits and taxes . . . . .  $11,433  $12,542  $15,232
  Merger and other restructuring accrual. . . . . . . . . . .    4,196    8,424        -
  Taxes, other than compensation taxes. . . . . . . . . . . .    8,236    4,272    5,353
  Insurance . . . . . . . . . . . . . . . . . . . . . . . . .    6,355    2,629    3,386
  Billings in excess of contract costs and estimated earnings       45      145    1,092
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,718    9,117    9,296
                                                               -------  -------  -------
      Total accrued expenses. . . . . . . . . . . . . . . . .  $42,983  $37,129  $34,359
                                                               =======  =======  =======

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


FOREIGN  CURRENCY  TRANSLATION

     Where the local currency of the Company's foreign subsidiaries is the functional currency, translation adjustments are recorded as a separate component of Stockholders' Equity. All transaction gains and losses and any translation adjustments where the U.S. dollar is the functional currency are recorded in income as a component of selling, general and administrative expenses. These gains (losses) were not material for the Transition Period or for the years ended July 31, 1999, 1998 and 1997, respectively.


REVENUE  RECOGNITION

     Revenue is generally recognized at the time the goods are shipped to the customer. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods prior to shipment to the customers, the Company recognizes revenue based on the actual completion of the manufacturing process. These limited occurrences generally arise as a result of the customer's manufacturing delays, scheduling or capacity constraints or lack of storage space and, in each instance, the customer accepts title to the goods at the date of the Company's corresponding invoice. In each case of ''bill and hold'' sales, the Company ensures that the transaction complies with the seven conditions and the six considerations contained in AAER No. 108 of the Securities and Exchange Commission. Reserves for estimated sales returns and allowances are recorded as a reduction of revenues in the period the related revenues are recognized.

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


RESEARCH  AND  DEVELOPMENT  EXPENSES

     Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Expenditures for the Transition Period and for the years ended July 31, 1999, 1998 and 1997 were immaterial.


EARNINGS  PER  SHARE

     The following table reconciles the denominator used in the calculation of basic and diluted earnings per share for the Transition Period and for the years ending July 31, 1999, 1998 and 1997 (in thousands):


                                                       DEC. 31,        JULY 31,
                                                               ----------------------
                                                         1999    1999    1998    1997
                                                        ------  ------  ------  ------
  Basic-
  Weighted average common shares outstanding . . . . .  18,623  18,142  17,850  17,587
                                                        ======  ======  ======  ======
  Diluted-
  Weighted average common shares outstanding . . . . .  18,623  18,142  17,850  17,587
  Effect of assumed exercise of warrant. . . . . . . .       -       -     472     472
  Effect of assumed exercise of stock options. . . . .       -       -      77      75
  Effect of assumed shares issued pursuant to business
   acquisition earn-out agreements . . . . . . . . . .       -       -      75       5
                                                        ------  ------  ------  ------
      Total diluted. . . . . . . . . . . . . . . . . .  18,623  18,142  18,474  18,139
                                                        ======  ======  ======  ======

     Other common stock equivalents which would have increased diluted shares (in thousands) by 984, 470, 350 and 291 shares for the periods ended December 31, 1999, July 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would have been antidilutive.


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

     In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs and expense future start-up costs as incurred. The Company had capitalized certain start-up costs in prior periods, including $1.5 million during fiscal 1998. Effective August 1, 1998, the Company recorded a non-cash charge of $2.6 million ($1.6 million after-tax) to reflect the cumulative effect of this accounting change.

     In June 1998, the FASB issued SFAS No. 133, ''Accounting for Derivative Instruments and for Hedging Activities.'' This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.


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


3.  BUSINESS  ACQUISITIONS

     During the Transition Period, the Company acquired all outstanding common stock of COMENTA--Companhia Metalurgica Nacional, S.A. ("Cometna") located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. The acquisition was accounted for under the purchase method of accounting and no goodwill was recorded with respect to the transaction.

     The aggregate purchase price paid for fiscal 1998 business acquisitions was $1.9 million, including 22,222 shares of the Company's common stock valued at $0.4 million. Other than as described below, the aggregate purchase price for fiscal 1997 business acquisitions was $20.6 million, including 555,556 shares of the Company's common stock valued at $10.2 million. Goodwill recorded from the fiscal 1998 and 1997 acquisitions was $1.6 million and $9.3 million, respectively. An additional 333,333 shares of the Company's stock were contingently issuable over the three years following the respective acquisition dates pursuant to certain acquisition agreements. As of December 31, 1999, the end of the contingency period, 311,110 shares were deemed issued pursuant to these contingencies. The individual and aggregate effect of these acquisitions was not significant to the Company's operations.

     These acquisitions were accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the acquired businesses were revalued to estimated fair values as of the acquisition dates.
Management used its best judgment and available information in estimating the fair value of those assets and liabilities. Any changes to those estimates are not expected to be material. The operating results of the acquired businesses are included in the consolidated statements of operations from their date of acquisition.


4.  CONTRACT  RECEIVABLES  AND  STATUS

     Contract receivables included in accounts receivable as of December 31, 1999 and July 31, 1999 and 1998 were as follows (in thousands):


                                                    DEC. 31,     JULY 31,
                                                             ----------------
                                                      1999     1999     1998
                                                     -------  -------  ------
Billed . . . . . . . . . . . . . . . . . . . . . .  $ 4,525  $ 4,392  $5,572
Retainage. . . . . . . . . . . . . . . . . . . . .    1,122      751   1,180
Costs and estimated earnings in  excess of billings   10,395   10,190   2,680
                                                     -------  -------  ------
                                                     $16,042  $15,333  $9,432
                                                     =======  =======  ======

A substantial portion of the December 31, 1999 retainage receivable is expected to be collected by December 2000.

Information with respect to contracts in progress as of December 31, 1999, July 31, 1999 and 1998 was as follows (in thousands):

                                          DEC. 31,     JULY 31,
                                                  -----------------
                                           1999     1999     1998
                                          -------  -------  -------
Costs incurred on uncompleted  contracts  $24,843  $20,284  $16,275
Estimated earnings . . . . . . . . . . .    5,232    4,793    8,087
                                          -------  -------  -------
                                           30,075   25,077   24,362
Less-Billings to date. . . . . . . . . .   19,725   15,032   22,774
                                          -------  -------  -------
                                          $10,350  $10,045  $ 1,588
                                          =======  =======  =======


Such amounts are classified in the accompanying balance sheet as of December 31, 1999, and July 31, 1999 and 1998 as follows (in thousands):


                     DEC. 31,        JULY 31,
                                -----------------
                       1999      1999      1998
                     --------  --------  --------
Accounts receivable  $10,395   $10,190   $ 2,680
Accrued expenses. .      (45)     (145)   (1,092)
                     --------  --------  --------
                     $10,350   $10,045   $ 1,588
                     ========  ========  ========


5.  DEBT

     Debt outstanding as of December 31, 1999, July 31, 1999 and 1998 consisted of the following (in thousands):


                                         DEC. 31,         JULY 31,
                                                     ------------------
                                          1999       1999       1998
                                        ---------  ---------  ---------
  Revolving Credit Facility. . . . . .  $165,471   $134,300   $      -
  Previous Revolving Credit Facilities         -          -     79,497
  9 1/8% Senior Subordinated notes . .    50,000     50,000     50,000
  8 3/4% Senior Subordinated notes . .    25,000     25,000     25,000
  11 3/4%, Senior Subordinated note. .         -          -     14,854
  Term loans . . . . . . . . . . . . .       250      8,522     21,968
  Industrial revenue bonds . . . . . .     5,805      6,285      3,354
  Other. . . . . . . . . . . . . . . .     5,928      5,512      6,898
                                        ---------  ---------  ---------
      Total debt . . . . . . . . . . .   252,454    229,619    201,571
  Less-Current maturities. . . . . . .    (6,207)    (4,588)   (11,704)
                                        ---------  ---------  ---------
      Total long-term debt . . . . . .  $246,247   $225,031   $189,867
                                        =========  =========  =========

     Immediately after the consummation of the Merger, the Company entered into a new revolving credit facility (the "Credit Facility") with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provides the Company with a revolving line of credit of up to $200.0 million. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage, interest coverage, minimum net worth restriction and restrictions on capital expenditures.

     The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at December 31, 1999 was 8.6%. Availability at December 31, 1999 was $27.5 million.

     On March 8, 2000, the Company entered into a Second Amendment and Restatement of the Credit Agreement that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Agreement, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Agreement. The Company and its Lenders also modified other terms and conditions within the Credit Agreement including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. The currently applied margin of 300 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. The revolving line of credit now has scheduled commitment reductions as follows:
January  1,  2001-$10 million, June 30, 2001-$5.0 million, January 1, 2002-$10.0 million, June 30, 2002-$5.0 million and January 1, 2003-$15.0 million. The total commitment reductions aggregate to $45.0 million and will reduce the revolving credit commitment to a total of $155.0 million as of January 1, 2003. With the Amendment, the Company was in compliance with the Credit Agreement as of December 31, 1999. Based upon management's forecasts for calendar year 2000, the Company anticipates being in compliance with its Credit Agreement covenants at each quarterly measurement point during the upcoming year. The Company anticipates being able to operate within the reduced Credit Agreement commitment levels through use of its free cash flow generated from operations, realignment of the Company's capitalization components through a new universal shelf registration, the potential disposal of certain non-core operating assets and the March 8, 2000 convertible preferred stock investment by private equity funds managed by ING Furman Selz investments.

     On October 12, 1999, the Company entered into an Amendment, Waiver and Release Agreement to the Credit Agreement to release certain collateral related to its Mexican subsidiary and to reflect the change in the Company's fiscal year and reporting periods for covenant measurement purposes. The Company then entered into two subsequent modifications to the Credit Agreement that were effective as of October 29, 1999 to modify certain of the financial leverage covenants in the Credit Agreement which the Company otherwise would not have been in compliance with as of October 31, 1999.

     On February 1, 1997, the Company completed an offering (the ''Offering'') of $50 million of 9 1/8% Senior Subordinated Notes (the ''9 1/8% Notes''). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. The 9 1/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The 9 1/8% Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the 9 1/8% Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, the Company completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B (the ''8 3/4% Notes'') due in 2004 with similar provisions as the 9 1/8% Notes.

     The Company is also required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes including minimum interest coverage, minimum consolidated net worth and maximum funded debt to capitalization. The interest coverage ratio at December 31, 1999 was 2.44 with the minimum requirement being 2.40. The funded debt to capitalization ratio at December 31, 1999 was 74.96% with the maximum allowable being 75.0%. These same leverage covenants need to be met at each quarter-end through the maturity dates for these notes. Failure to meet these covenant tests would give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions do exist to the credit Agreement. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operation The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

     A new universal shelf registration was declared effective on October 29, 1999, for issuances up to $300 million of debt or equity securities, and the unused portion of the previous universal shelf registration was de-registered. As of December 31, 1999, no securities were issued under the new universal shelf registration.

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

     In December, 1998, a $3.0 million Industrial Revenue Bonds (IRB) was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of December 31, 1999, the adjustable interest rate on the bonds was set at 5.67%. The bonds mature in December 2018.

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

     Other indebtedness represents notes due to sellers of the Company's business acquisitions, a note due to a customer in exchange for entering into a supply agreement with that customer and other indebtedness. The other indebtedness bears interest as of December 31, 1999 at rates from 4.0% to 11.5% and mature from 2000 to 2005.

     The Company was in compliance with all of its covenants, as amended, under its debt obligations as of December 31, 1999. The weighted average interest rates on all debt as of December 31, 1999, July 31, 1999 and 1998 were 8.7%, 7.6% and 8.8%, respectively.

     Maturities of debt as of December 31, 1999 are as follows (in thousands):


Twelve months ending December 31:
  2000 . . . . . . . . . . . . . .  $  6,207
  2001 . . . . . . . . . . . . . .     4,010
  2002 . . . . . . . . . . . . . .       684
  2003 . . . . . . . . . . . . . .   162,722
  2004 . . . . . . . . . . . . . .    75,765
  Thereafter . . . . . . . . . . .     3,066
                                    --------
                                    $252,454
                                   =========

     The Company's carrying amount of debt, excluding the 9 1/8% Notes and the 8 3/4% Notes, approximates the market value of such debt because the interest rates on such debt are variable and are set periodically based on the current rates during the year. The December 31, 1999 quoted market price of the 9 1/8% Notes and 8 3/4% Notes was $40.0 million and $19.5 million, respectively, while the aggregate carrying value as of such date was $75.0 million. The July 31, 1999 quoted market price of the 9 1/8% Notes and 8 3/4% Notes was $45.7 million and $22.3 million, respectively, and their aggregate carrying value on such date was $75.0 million. The July 31, 1998 quoted market price of the 9 1/8% Notes and the 8 3/4% Notes aggregated to $74.6 million, while their aggregate carrying value as of such date was $75.0 million.


6.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     A summary of supplemental cash flow information for the Transition Period and for the years ended July 31, 1999, 1998 and 1997 follows (in thousands):

                                                       DEC. 31,         JULY 31,
                                                                -----------------------------
                                                         1999     1999      1998      1997
                                                       --------  -------  --------  ---------
  Interest paid in cash . . . . . . . . . . . . . . .  $ 8,529   $20,569  $17,460   $ 11,526
  Income taxes paid in cash . . . . . . . . . . . . .       89     3,306    3,021      1,855
  Acquisitions of businesses (Note 3):
      Working capital, except cash. . . . . . . . . .   (5,928)        -     (226)      (967)
      Property, plant and equipment and acquisition-
       related costs. . . . . . . . . . . . . . . . .   18,999         -      467     15,564
      Goodwill. . . . . . . . . . . . . . . . . . . .        -         -    1,571     12,174
      Long-term liabilities assumed . . . . . . . . .   (1,949)        -        -     (6,191)
      Acquisition debt. . . . . . . . . . . . . . . .   (2,881)        -        -     (5,010)
      Stock issued. . . . . . . . . . . . . . . . . .   (8,300)        -     (436)   (10,226)
                                                       --------  -------  --------  ---------
          Net cash used (received). . . . . . . . . .  $   (59)  $     -  $ 1,376   $  5,344
                                                       ========  =======  ========  =========


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

     The Company obtains performance bonds, sometimes on behalf of its unconsolidated joint ventures, and is party to certain other guarantees. Such bonds and guarantees aggregated to $11.6 million as of December 31, 1999; however, the Company does not expect that any claims will be made against these financial instruments. Accordingly, the estimated market value of such instruments is not material.

     The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected in management's opinion, after consultation with legal counsel, to have a material adverse effect, either individually or in the aggregate on the Company's consolidated, financial position or results of operations.

     The Company occupies various manufacturing, warehouse and office facilities and uses certain equipment under operating lease arrangements. Rental expense charged to operations for the Transition Period and the fiscal years ended July 31, 1999, 1998 and 1997 was $3.9 million, $8.3 million, $6.8 million and $5.4 million, respectively. At December 31, 1999, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):


Twelve months ending December 31:
     2000. . . . . . . . . . . . .  $6,265
     2001. . . . . . . . . . . . .   4,223
     2002. . . . . . . . . . . . .   3,369
     2003. . . . . . . . . . . . .   2,878
     2004. . . . . . . . . . . . .   2,720
     Thereafter. . . . . . . . . .   2,626
                                    ------
                                   $22,081
                                   =======


8.   RETIREMENT  PENSION  PLANS

UNITED  STATES  PLANS

     The Company maintains defined benefit pension plans covering certain hourly employees in the United States. The plans provide benefits for certain employees that are based on the employees' years of service and also provides benefits for other employees that are based on the employees' years of service and compensation upon their retirement from the Company. The plans invest primarily in investment grade corporate bonds, government bonds, corporate stocks and cash. Net periodic pension cost for the Transition Period and the fiscal years ended July 31, 1999, 1998 and 1997 under the United States defined benefit pension plans covering certain hourly employees included the following components (in thousands):


                                                  DEC. 31,            JULY 31,
                                                            ---------------------------
                                                   1999      1999      1998      1997
                                                 --------  --------  --------  --------
  Service cost. . . . . . . . . . . . . . . . .  $   568   $ 1,517   $ 1,243   $ 1,215
  Interest cost on projected benefit obligation    1,060     1,929     1,774     1,640
  Expected return on plan assets. . . . . . . .   (1,559)   (2,845)   (2,184)   (2,646)
  Amortization of prior service costs . . . . .      157       251       154     1,376
  Recognized net actuarial (gain) loss. . . . .     (104)      (97)      (36)       54
  Amortization of net transition liability. . .       25        55        56         -
  Recognized for curtailment. . . . . . . . . .      331         -         -         -
                                                 --------  --------  --------  --------
      Net periodic pension cost . . . . . . . .  $   478   $   810   $ 1,007   $ 1,639
                                                 ========  ========  ========  ========

     The Company maintains benefit plans which provide certain of its unionized employees, their dependents and beneficiaries with postretirement medical and/or life insurance benefits. Some of the Company's postretirement plans are not funded. The Company has established a Voluntary Employee Benefit Association trust to fund a portion of this obligation. Contributions of $0.2 million, $1.0 million, $0.9 million and $1.4 million were made to the trust during the Transition Period and in the fiscal years ended July 31, 1999, 1998, and 1997, respectively. Net periodic postretirement benefit expense for the Transition Period and the fiscal years ended July 31, 1999, 1998 and 1997 includes the following components (in thousands):


                                                                 DEC. 31,          JULY 31,
                                                                         -----------------------
                                                                   1999    1999    1998    1997
                                                                  ------  ------  ------  ------
  Service cost . . . . . . . . . . . . . . . . . . . . . . . . .  $ 153   $ 339   $ 213   $ 307
  Interest cost on accumulated postretirement benefit obligation    440     868     544     661
  Expected return on plan assets . . . . . . . . . . . . . . . .   (162)   (332)   (246)   (242)
  Amortization of prior service costs. . . . . . . . . . . . . .      5      11       2       -
  Recognized net actuarial (gain) loss . . . . . . . . . . . . .    (47)   (120)     77     143
                                                                  ------  ------  ------  ------
      Total postretirement benefit expense                        $ 389   $ 766   $ 590    $869
                                                                  =====  ======   ======   =====

     The following table sets forth the reconciliation of the changes in benefit obligations and the changes in the value of plan assets for the Transition Period, and the fiscal years ended July 31, 1999 and 1998 (in thousands):


                                                              PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                             -----------------         -------------------------
                                                       12/31/99    7/31/99    7/31/98    12/31/99    7/31/99    7/31/98
                                                      ----------  ---------  ---------  ----------  ---------  ---------
Changes in benefit obligation-
    Benefit obligation at beginning of period. . . .  $  30,450   $ 25,190   $ 22,042   $  12,327   $ 12,556   $ 12,083
    Service cost . . . . . . . . . . . . . . . . . .        568      1,517      1,243         153        339        213
    Interest cost. . . . . . . . . . . . . . . . . .      1,060      1,929      1,774         440        868        544
    Amendments . . . . . . . . . . . . . . . . . . .        846      2,361        151           -         31          -
    Actuarial (gain) loss. . . . . . . . . . . . . .     (2,205)       696      1,384         973       (898)       130
    Increase due to curtailment. . . . . . . . . . .        175          -          -           -          -          -
    Benefits paid. . . . . . . . . . . . . . . . . .       (744)    (1,243)    (1,404)       (171)      (569)      (414)
                                                      ----------  ---------  ---------  ----------  ---------  ---------
    Benefit obligation at end of period. . . . . . .     30,150     30,450     25,190      13,722     12,327     12,556
Changes in value of plan assets-
    Fair value of plan assets at beginning of period     36,735     30,500     23,616       4,197      3,327      2,465
    Actual return on plan assets . . . . . . . . . .        962      5,079      5,279         202        470        335
    Employer contributions . . . . . . . . . . . . .        510      2,399      3,009         171        969        941
    Benefits paid. . . . . . . . . . . . . . . . . .       (744)    (1,243)    (1,404)       (171)      (569)      (414)
                                                      ----------  ---------  ---------  ----------  ---------  ---------
    Fair value of plan assets at end of period . . .     37,463     36,735     30,500       4,399      4,197      3,327
Funded status-
    Funded status. . . . . . . . . . . . . . . . . .      7,314      6,285      5,310      (9,322)    (8,130)    (9,229)
    Unrecognized prior service cost. . . . . . . . .      3,839      3,757      1,647          81         85         65
    Unrecognized net actuarial gain. . . . . . . . .     (5,996)    (4,952)    (3,367)     (1,690)    (2,669)    (1,648)
    Unrecognized transition obligation . . . . . . .        144        179        234           -          -          -
                                                      ----------  ---------  ---------  ----------  ---------  ---------
    Prepaid (accrued) benefit cost . . . . . . . . .  $   5,301   $  5,269   $  3,824   $ (10,931)  $(10,714)  $(10,812)
                                                      ==========  =========  =========  ==========  =========  =========

     Key  assumptions  used  in  the  calculations  above  were  as  follows:


                                                     PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                     ----------------           ----------------------
                                               12/31/99   7/31/99   7/31/98   12/31/99   7/31/99   7/31/98
                                               ---------  --------  --------  ---------  --------  --------
  Discount rate . . . . . . . . . . . . . . .     7.750%    7.125%    7.125%     7.750%    7.125%    7.125%
  Expected long-term rate of return on assets     9.250%    9.125%    9.000%     9.250%    9.250%    9.000%

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligations for participants is 6.5% in the Transition Period declining to an ultimate rate of 5.0% in year 2003. A one percentage point change in the assumed health care cost trend rates would have the following effects for the Transition Period and as of December 31, 1999 (in thousands):


                                                         ONE PERCENTAGE POINT
                                                         INCREASE    DECREASE
                                                         ---------  ----------
  Effects on total service and interest cost components  $      26  $     (23)
  Effect on postretirement benefit obligation . . . . .  $     433  $    (392)


     In addition, the Company maintains defined contribution plans for United States salaried employees and for certain hourly employees. These plans provide for Company contributions of not less than 100% of each employee's contributions commencing July 1, 1999 for certain former ABC employees, and April 1, 1997 for certain former NACO employees; and 50% prior thereto, subject to certain limitations. The Company's contributions were $0.4 million, $1.3 million, $1.2 million and $0.7 million in the Transition Period and in the years ended July 31, 1999, 1998 and 1997, respectively. In addition, the former ABC plan makes contributions to the plan equal to 1% of salaried and certain hourly employees compensation. These additional contributions were $0.1 million for the Transition Period and $0.2 million for each of the years ended July 31, 1999, 1998, and 1997, respectively.

FOREIGN  RETIREMENT  PLANS

     The Company assumed specific liabilities to make termination payments to union workers and salaried employees at the Sahagun, Mexico facility in July
1996. The Company has chosen to account for these liabilities as if they constituted a noncontributory, unfunded, defined benefit pension plan. The following table summarizes the pension plan expense for the Transition Period and fiscal years ended July 31, 1999, 1998 and 1997 (in thousands):


                                               DEC. 31,     JULY 31,
                                                       ---------------------
                                                 1999   1999    1998   1997
                                                 -----  -----  ------  -----
  Service cost. . . . . . . . . . . . . . . . .  $ 119  $ 246  $ 246   $ 139
  Interest cost on projected benefit obligation    113    256    196     353
  Amortization of unrecognized (gain) loss. . .     41     47    (91)     16
                                                 -----  -----  ------  -----
      Net periodic pension cost . . . . . . . .  $ 273  $ 549  $ 351   $ 508
                                                 =====  =====  ======  =====

The following table sets forth the reconciliation of the changes in benefit obligation for the Transition Period and the fiscal years ended July 31, 1999 and 1998 (in thousands):


                                                DEC. 31,      JULY 31,
                                                          ------------------
                                                  1999      1999      1998
                                                --------  --------  --------
  Changes in benefit obligation-
      Benefit obligation at beginning of period $ 4,356   $ 4,197   $ 4,792
      Service cost . . . . . . . . . . . . . .      119       246       246
      Interest cost. . . . . . . . . . . . . .      113       256       196
      Actuarial loss (gain). . . . . . . . . .    1,604        47       (91)
      Benefits paid. . . . . . . . . . . . . .     (776)     (390)     (946)
                                                --------  --------  --------
      Benefit obligation at end of period. . .    5,416     4,356     4,197
      Unrecognized net actuarial loss. . . . .    3,449     1,696     1,210
                                                --------  --------  --------
      Prepaid (accrued) benefit cost . . . . .  $(1,967)  $(2,660)  $(2,987)
                                                ========  ========  ========

The acturial loss in the Transition Period is primarily the result of higher than expected wages and benefits from the assumptions used in the prior year's computation.

     Key  assumptions  used  in  the  calculations  above  were  as  follows:



                                                 DEC. 31,     JULY 31,
                                                         -------------
                                                   1999   1999   1998
                                                   -----  -----  -----
  Discount rate . . . . . . . . . . . . . . . . .   5.5%   6.5%   6.5%
  Average rate of increase in compensation levels   1.5%   1.5%   3.5%

     The Company's Canadian and Scottish subsidiaries maintain defined contribution plans for substantially all employees. The Company's contributions to these plans, which vary by company and employee group, was $0.1 million for the Transition Period and $0.3 million for each of the years ended July 31, 1999, 1998 and 1997, respectively.

POSTEMPLOYMENT  PLANS

     The Company provides selected former hourly and salaried disabled employees continued medical benefits until age 65 or recovered from disability and certain other limited benefits for other selected former employees.

     Net periodic postemployment costs for the Transition Period and the years ended July 31, 1999, 1998 and 1997, included the following components (in thousands):




                                                 DEC. 31,     JULY 31,
                                                         --------------------
                                                   1999   1999   1998   1997
                                                  ------  -----  -----  -----
  Estimated costs for newly disabled employees .  $  33   $  80  $  80  $  80
  Interest cost on projected benefit obligation.     17     107    124    170
  Net amortization and deferral. . . . . . . . .   (590)    327    324    287
                                                  ------  -----  -----  -----
      Net periodic postemployment cost (benefit)  $(540)  $ 514  $ 528  $ 537
                                                  ======  =====  =====  =====

The net benefit in the Transition Period is due to the retiree medical benefits that are no longer included as part of postemployment plans. These are now classified as part of postretirement plans.

     The following table sets forth the funded status of the plan at December 31, 1999, July 31, 1999 and 1998 (in thousands):



                                                          DEC. 31,     JULY 31,
                                                                   ----------------
                                                            1999    1999     1998
                                                           ------  -------  -------
  Accumulated benefit obligation. . . . . . . . . . . . .  $ 387   $1,516   $1,516
  Plan assets at fair value . . . . . . . . . . . . . . .      -        -        -
                                                           ------  -------  -------
  Accumulated benefit obligation in excess of plan assets  $ 387    1,516    1,516
  Net unrecognized loss . . . . . . . . . . . . . . . . .    (11)    (563)    (259)
                                                           ------  -------  -------
      Accrued postemployment liabilities. . . . . . . . .  $ 376   $  953   $1,257
                                                           ======  =======  =======

     The discount rate used in the calculations summarized above was 7.75% for the Transition Period, 6.75% in fiscal 1999 and 7.25% in fiscal 1998.


9.  STOCK  OPTION  PLANS

     The Company has various stock option plans which provide for the granting of incentive or nonqualified options to certain directors, officers and employees to purchase shares of its common stock within prescribed periods, up to 10 years, at prices equal to the fair market value on the date of grant. Such options vest over periods up to four years. During fiscal 1999, the Company adopted the 1999 Omnibus Stock Plan for which 1,500,000 shares are reserved for issuance. This plan was approved at the Annual Shareholders Meeting, November 19, 1999. Upon the Merger, NACO's stock option plan was terminated. No options were outstanding under that plan on the Merger date.

     Activity during the Transition Period and the years ended July 31, 1999, 1998 and 1997 under the Company's stock option plans and with respect to certain options is summarized below (in thousands, except prices and years):





                              OUTSTANDING           EXERCISABLE
                         ---------------------     ------------
                                     WEIGHTED            WEIGHTED
                                      AVERAGE             AVERAGE
                                     EXERCISE            EXERCISE
                            SHARES    PRICE       SHARES  PRICE
                         --------    --------     ------  ------
  July 31, 1996. . .          721   $  15.42         310  $13.05
      Issued . . . .          165      17.66
      Exercised. . .         (128)     11.65
      Canceled . . .         (126)     19.04       _____   _____
                      ------------  ------------
  July 31, 1997. . .          632      16.04         387   13.98
      Issued . . . .           85      18.94
      Canceled . . .          (26)     21.01       _____   _____
                      ------------  ------------
  July 31, 1998. . .          691      16.21         514   15.30
      Issued(a). . .          525      13.32
      Exercised. . .          (30)     10.00
      Canceled . . .         (151)     18.83       _____   _____
                      ------------  ------------
  July 31, 1999. . .        1,035   $  14.54         444  $15.38
      Issued . . . .           19      10.95
      Canceled . . .          (70)     16.90       _____   _____
                           ------   --------
  December 31, 1999.          984   $  14.30         438  $15.36
                           =======  ========      ======  ======

(a) Includes 507,000 options granted at $13.39 per share under the 1999 Omnibus Stock Plan.


                                                                              DECEMBER 31, 1999
                                                     -------------------------------------------------------
                                                               OUTSTANDING                     EXERCISABLE
                                                     ---------------------------------        ------------
                                                                   WEIGHTED    WEIGHTED            WEIGHTED
                                                                    AVERAGE    AVERAGE              AVERAGE
                                                                   REMAINING   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICES                              SHARES         YEARS      PRICE       SHARES   PRICE
-------------------------                            ---------      --------    ---------   -------  ------
10.00-$12.00                                            233.        4.1  $      10.12       208     $10.01
12.01-$16.00                                            542         8.8  $      13.60        32     $15.68
16.01 -$21.62                                           209         4.5  $      20.79       198     $20.94



     As allowed under SFAS No. 123, the Company continues to account for its stock-based compensation plans in accordance with the prior accounting standard, Accounting Principles Board Opinion No. 25, under which it recognized no compensation expense in the Transition Period and the years ended July 31, 1999, 1998 or 1997. The following table reflects certain pro forma earnings information as if compensation cost had been determined on the fair valued-based accounting method for options granted in the Transition Period and the years ended July 31, 1999, 1998 and 1997, and certain information regarding options granted in such years and assumptions used in determining the fair value of such options, using the Black-Scholes options pricing model (dollars in thousands, except per share).


                                                      DEC. 31,                JULY 31,
                                                                  ----------------------------------
                                                      1999         1999         1998         1997
                                                   -----------  -----------  -----------  -----------
  Pro forma income (loss) . . . . . . . . . . . .  $   (5,550)  $  (12,016)  $   12,277   $    5,666
  Pro forma diluted income (loss) per share . . .  $    (0.30)  $    (0.66)  $     0.66   $     0.31
  Weighted average fair value of granted options.  $     6.66   $     8.28   $    10.02   $     8.51
  Assumptions-
      Weighted average risk-free interest rate. .         6.3%         5.8%         5.8%         6.3%
      Volatility. . . . . . . . . . . . . . . . .        45.9%        39.8%        32.8%        30.4%
      Expected lives. . . . . . . . . . . . . . .   8.1 years    8.1 years    6.1 years    7.2 years
      Dividend yield. . . . . . . . . . . . . . .         0.0%         0.0%         0.0%         0.0%


10.   UNCONSOLIDATED  JOINT  VENTURES

     The Company owns 50% of Anchor Brake Shoe, L.L.C. (''Anchor''). Anchor designs, manufactures, markets and sells railcar composite brake shoes. The Company's investment in Anchor was $7.0 million as of December 31, 1999. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a future change in control situation. Additionally, the other partner has an option which it can exercise as of April 1, 2001, to purchase the Company's interest in Anchor.

     Summarized financial information for Anchor for the Transition Period and for the years ended July 31, 1999, 1998 and 1997 was as follows (in thousands):



                          DEC. 31,      JULY 31,
                                   -----------------------
                           1999    1999     1998     1997
                          ------  -------  -------  -------
  Current assets . . . .  $7,674  $ 7,267  $ 4,644  $ 5,968
  Noncurrent assets. . .   7,724    9,442    9,450    7,850

  Current liabilities. .   1,491    2,013    2,766    1,776
  Noncurrent liabilities       -        -        -    1,983

  Net sales. . . . . . .   7,194   18,781   17,917   15,329
  Gross profit . . . . .   2,052    5,910    5,643    4,411
  Net income . . . . . .     975    2,847    3,138    2,854

     In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd (''Datong''). The joint venture manufactures wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in the joint venture ABC-NACO Inc. consists of technical know-how, expertise and cash. The cash funding was used to construct a manufacturing facility, which was operational in late calendar 1998. The intangible component of the Company's contribution was valued at $1.8 million and such amount is ratably being recognized as additional equity earnings. The Company will earn royalties on certain sales from this venture. The Company's investment in Datong was $7.3 million as of December 31, 1999.

     In addition to these, the Company has other joint venture arrangements which are not significant to the Company's results of operations. The Company occasionally pays certain items on behalf of the joint ventures and is subsequently reimbursed for such payments. Also, some of the ventures purchase materials from the Company for use in production or for direct resale. Trade accounts receivable from these affiliates as of December 31, 1999, July 31, 1999 and 1998, were $1.1 million, $1.6 million and $2.3 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets. Other amounts owed to or from these affiliates at these dates were not material.


11.   MERGER  AND  OTHER  SPECIAL  CHARGES

     During the third and fourth quarters of the fiscal year ended July 31, 1999, the Company recorded $16.1 million and $5.8 million, respectively, of Merger and other restructuring charges. During the Transition Period, the Company recorded additional charges of $1.2 million, including adjustments of previously-recorded charges based on actual expenses incurred on the related initiatives. The primary components of the aggregate $23.1 million of calendar 1999 charges include: (a) $9.5 million of costs incurred as a direct result of the Merger for advisory and other professional fees, (b) the consolidation of the corporate activities of the merged companies into one facility, and (c) the consolidation of several manufacturing and assembly operations into fewer facilities to eliminate duplicative functions and to improve operating efficiencies. The charges were computed based on actual cash payouts, management's estimate of realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The Company expects that these restructuring efforts will result in reduced operating costs, including lower salary and hourly payroll costs and depreciation/amortization.


     Employee severance costs included in the aggregate charge, totaling $7.9 million, were for 33 corporate employees, 109 salaried plant employees and 581 hourly plant employees. As of December 31, 1999, all of these employees had been terminated.

     Certain of the restructuring initiatives within the Rail Services and Systems segment were prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company closed its Cincinnati, Ohio facility and discontinued manufacturing at its Newton, Kansas facility (which also has a distribution operation) by July 31, 1999. The Company also closed its foundry operation in Anderson, Indiana by October 31, 1999. The Manganese castings used in specialty track products that were produced at Andersen are now produced at the Company's manufacturing facility in Richmond, Texas. The duplicative leased corporate facility and another administrative facility were closed in September 1999. In addition to these closures, the Company has decided to close an assembly facility in Verona, Wisconsin. This Rail Services and Systems facility is expected to be closed by the end of 2000 with all operations being transferred to another Company location.

     Costs associated with these facility closures, excluding severance, are $2.2 million of non-cash provisions for the write down of obsolete assets and leasehold improvements and $1.4 million in cash provisions for idle facility and property disposal costs. In addition to these costs, the Company incurred $2.1 million of cash costs related to the transfer of Manganese castings and other operations into the Richmond facility and the relocation of previous Richmond operations into another Company facility. These costs primarily represent the relocation of equipment and employees and the installation of the new operations at Richmond.

     The following table is a summary roll forward of the Merger and other restructuring reserves through December 31, 1999 (in thousands):



                                              Aggregate Charge    Deductions   Balance 12/31/99
                                              -----------------  ------------  -----------------
Cash provisions:
   Merger advisory and other fees. . . . . .  $             9.5  $      (9.5)  $               -
   Employee severance. . . . . . . . . . . .                7.9         (4.5)                3.4
   Idle facility and property disposal costs                1.4         (0.6)                0.8
   Relocation of operations. . . . . . . . .                2.1         (2.1)                  -
                                              -----------------  ------------  -----------------
      Total cash costs . . . . . . . . . . .               20.9  $     (16.7)  $             4.2
                                                                 ============  =================
Non-cash asset writedowns. . . . . . . . . .                2.2
                                              -----------------
      Total. . . . . . . . . . . . . . . . .  $            23.1
                                              =================

  The remaining cash costs are expected to be expended during the next twelve to fifteen months.

WILSONS  LIQUIDATION  GAIN

     During fiscal 1997, due to continued operating losses, the Company declined to provide further funding for a foundry facility it had in England (''Wilsons''). Pursuant to an earlier agreement with its creditors, receivers were appointed who ceased the foundry's operations in September 1996. The receivers liquidated the foundry's assets using the proceeds to pay Wilsons' liquidation costs with the remainder being distributed to its creditors, exclusive of the Company. At the time the foundry ceased operations and was liquidated, its liabilities exceeded its written down asset values carried in the Company's consolidated financial statements, which resulted in a liquidation gain for the Company in fiscal 1997 of $1.4 million. Prior to its liquidation, fiscal 1997 operating results of the foundry were not material.

12.  INCOME  TAXES

     Income (loss) before income taxes, cumulative effect of accounting change and extraordinary item consisted of the following (in thousands):


                   DEC. 31,              JULY 31,
                            ----------------------------
                   1999       1999       1998     1997
                 ---------  ---------  --------  -------
  United States  $ (8,144)  $(12,554)  $26,827   $ 8,639
  Foreign . . .    (2,360)     7,530    (3,744)    1,524
                 ---------  ---------  --------  -------
      Total . .  $(10,504)  $ (5,024)  $23,083   $10,163
                 =========  =========  ========  =======

The provision (benefit) for income taxes for the Transition Period and for years ended July 31, 1999, 1998 and 1997 consisted of the following (in thousands):


                           DEC. 31,            JULY 31,
                                    -------------------------
                            1999      1999     1998     1997
                          --------  --------  -------  -------
  Current:
      Federal. . . . . .  $(2,064)  $ 3,262   $4,283   $2,130
      State. . . . . . .     (291)      491      680      330
      Foreign. . . . . .    1,251     1,568       63     (250)
                          --------  --------  -------  -------
          Total current.   (1,104)    5,321    5,026    2,210
                          --------  --------  -------  -------

  Deferred:
      United States. . .   (3,177)   (5,222)   4,901    1,343
      Foreign. . . . . .     (698)      824     (622)     361
                          --------  --------  -------  -------
          Total deferred   (3,875)   (4,398)   4,279    1,704
                          --------  --------  -------  -------
          Total. . . . .  $(4,979)  $   923   $9,305   $3,914
                          ========  ========  =======  =======

     A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate on income before income taxes, cumulative effect of accounting change and extraordinary item is as follows:



                                         DEC. 31,        JULY 31,
                                                  ---------------------
                                           1999     1999    1998   1997
                                          -------  -------  -----  -----
  U. S. federal statutory rate . . . . .  (34.0)%  (34.0)%  34.0%  34.0%
  State taxes, net of federal benefit. .    (4.0)     5.9    5.1    4.0
  Difference due to foreign subsidiaries   (10.7)    49.4   (0.6)     -
  Nondeductible goodwill amortization. .     1.0      7.9    1.0    1.7
  Nondeductible Merger costs . . . . . .       -     36.2      -      -
  Change in tax reserves . . . . . . . .     5.5    (49.7)   3.3    1.4
  Other. . . . . . . . . . . . . . . . .    (5.2)     2.7   (2.5)  (2.6)
                                          -------  -------  -----  -----
      Effective income tax rate. . . . .  (47.4)%    18.4%  40.3%  38.5%
                                          =======  =======  =====  =====

     Deferred tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The major temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):


                                           DECEMBER 31, 1999          JULY 31, 1999          JULY 31, 1998
                                           ---------------------      -------------------  ----------------------

                                            ASSETS    LIABILITIES   ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                            -------  -------------  -------  -------------  -------  -------------
Property basis differences . . . . . . . .  $     -  $    (14,685)  $     -  $    (13,334)  $     -  $    (11,014)
Insurance reserves . . . . . . . . . . . .    2,248             -     2,791             -     2,597             -
Inventory basis differences. . . . . . . .    1,682        (1,461)      974        (1,501)      394        (1,147)
Allowance for doubtful accounts. . . . . .      770             -       607             -       683             -
Postretirement and postemployment reserves    4,322        (2,030)    4,047        (1,968)    3,981        (1,553)
Other employee benefit reserves. . . . . .      790             -       510             -       666             -
Other, net . . . . . . . . . . . . . . . .        -          (678)    3,823             -     3,512             -
                                            -------  -------------  -------  -------------  -------  -------------
      Total. . . . . . . . . . . . . . . .  $ 9,812  $    (18,854)  $12,752  $    (16,803)  $11,833  $    (13,714)
                                            =======  =============  =======  =============  =======  =============

     In addition to the above deferred income taxes, the Company, as of December 31, 1999, had various income tax carryforwards including: U.S. net operating losses of $31.3 million which expire in 2008 to 2019, $9.4 million in Portugal which expire in 2000 to 2005, $6.0 million in Scotland which can be carried forward indefinitely and $0.5 million in Sweden which can also be carried forward indefinitely. The Company also has U.S. alternative minimum tax credits of $5.5 million, which do not expire. Similarly, the Company, as of July 31, 1999, had various income tax carryforwards including: U.S. foreign tax credits of $1.8 million; U.S. alternative minimum tax credits of $4.5 million, which do not expire; and net operating losses in Scotland of $5.3 million, which do not expire. Similarly, the Company, as of July 31, 1998 had various income tax carryforwards including: U.S. net operating losses of $1.3 million; U.S. alternative minimum tax credits of $3.0 million; and net operating losses in Scotland, Mexico and Canada of $3.9 million, $2.3 million and $2.2 million, respectively. Due to the uncertainty as to the ultimate realization of certain credit carryforwards, the Company has recorded tax reserves of $11.7 million, $9.4 million, and $11.9 million as of December 31, 1999, July 31, 1999 and 1998, respectively. Changes in the reserves are primarily due to additional net operating losses in foreign jurisdictions, changes in the other deferred tax assets of foreign subsidiaries and ultimate realization of U.S. and foreign net operating losses to offset taxable income.


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

  Rail Products . . . . .   .  Freight car and locomotive castings
  Rail Services and Systems .  Wheel assembly, signal systems,  and specialty trackwork
  Flow and Specialty Products  Valve housing and related castings

     The Company realigned its segments during the Transition Period to better reflect the organizational and marketing changes that were enacted within the Company. The Company's trackwork product line which previously had been reported as part of the Rail Products segment is now included as part of the Rail Services and Systems segment. The Company now markets its services for signaling and trackwork products to the railroads through one organization headed by one division president. In addition, the Company for strategic reasons, placed its metal brake shoe foundry into the Flow and Specialty Products segment. The current and historical segment financial information have been restated to reflect these changes.

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

     Corporate headquarters and ABC-NACO Technologies primarily provide support services to the operating segments. The costs associated with these services include interest expense, income tax expense (benefit), Merger and restructuring charges, research and development expense, and goodwill amortization, among other costs. These costs are not allocated to the segments and are included within ''other'' below.

     The following tables present a summary of operating results and assets by segment and a reconciliation to the Company's consolidated totals (in thousands):


                                  DEC. 31,                JULY 31,
                                             -------------------------------
  REVENUES                          1999       1999       1998       1997
-------------------------------  ----------  ---------  ---------  ---------
  Rail Products . . . . . . . .  $ 145,457   $388,257   $309,765   $281,944
  Rail Services and Systems . .     86,045    247,451    269,691    207,881
  Flow and Specialty Products .     29,584     74,101     93,620     94,235
                                 ----------  ---------  ---------  ---------
      Total Reportable Segments    261,086    709,809    673,076    584,060
  Elimination and Other . . . .    (21,225)   (44,312)   (38,155)   (48,342)
                                 ----------  ---------  ---------  ---------
          Total . . . . . . . .  $ 239,861   $665,497   $634,921   $535,718
                                 ==========  =========  =========  =========


                                    DEC. 31,                JULY 31,
                                             -------------------------------
OPERATING INCOME (LOSS)               1999       1999       1998       1997
-------------------------------  ----------  ---------  ---------  ---------
  Rail Products . . . . . . . .  $   8,439   $ 43,287   $ 26,040   $ 15,008
  Rail Services and Systems . .      3,917     12,820     27,712     20,348
  Flow and Specialty Products .        355      6,234     10,090      6,908
                                 ----------  ---------  ---------  ---------
      Total Reportable Segments     12,711     62,341     63,842     42,264
  Elimination and Other . . . .    (13,846)   (49,517)   (28,513)   (20,522)
                                 ----------  ---------  ---------  ---------
          Total . . . . . . . .  $  (1,135)  $ 12,824   $ 35,329   $ 21,742
                                 ==========  =========  =========  =========

                                   DEC. 31,             JULY 31,
                                              ------------------------------
ASSETS                                1999       1999       1998       1997
-------------------------------  ----------  ---------  ---------  ---------
  Rail Products . . . . . . . .  $ 178,355   $174,372   $151,329   $112,896
  Rail Services and Systems . .    191,126    172,783    174,996    137,926
  Flow and Specialty Products .     31,471     25,944     27,572     29,240
                                 ----------  ---------  ---------  ---------
      Total Reportable Segments    400,952    373,099    353,897    280,062
  Other . . . . . . . . . . . .     91,519     80,722     69,999     60,080
                                 ----------  ---------  ---------  ---------
          Total . . . . . . . .  $ 492,471   $453,821   $423,896   $340,142
                                 ==========  =========  =========  =========

                                   DEC. 31,            JULY 31,
                                             -------------------------------
 DEPRECIATION AND AMORTIZATION        1999       1999       1998       1997
-------------------------------  ----------  ---------  ---------  ---------
  Rail Products . . . . . . . .  $   6,199   $ 13,821   $ 10,465   $  8,870
  Rail Services and Systems . .      3,995      9,613      6,002      6,507
  Flow and Specialty Products .      1,182      1,906      1,782      1,599
                                 ----------  ---------  ---------  ---------
      Total Reportable Segments     11,376     25,340     18,249     16,976
   Other. . . . . . . . . . . .      1,997      4,786      4,227      3,809
                                 ----------  ---------  ---------  ---------
            Total . . . . . . .  $  13,373   $ 30,126   $ 22,476   $ 20,785
                                 ==========  =========  =========  =========

                                   DEC. 31,               JULY 31,
                                             -------------------------------
CAPITAL EXPENDITURES                  1999       1999       1998       1997
-------------------------------  ----------  ---------  ---------  ---------
  Rail Products . . . . . . . .  $   8,115   $ 26,063   $ 31,484   $ 11,512
  Rail Services and Systems . .      1,870     17,377     25,320     24,313
  Flow and Specialty Products .      4,278      4,031      1,179      1,838
                                 ----------  ---------  ---------  ---------
      Total Reportable Segments     14,263     47,471     57,983     37,663
  Other . . . . . . . . . . . .      3,396      7,169     10,932      8,865
                                 ----------  ---------  ---------  ---------
            Total . . . . . . .  $  17,659   $ 54,640   $ 68,915   $ 46,528
                                 ==========  =========  =========  =========

     The following table reflects revenues and long-lived assets by country. Revenues were attributed to countries based on the location of the customer (in thousands):

                     DEC. 31,            JULY 31,
                              ----------------------------
REVENUES             1999       1999      1998      1997
---------          ---------  --------  --------  --------
  United States .  $ 202,037  $567,956  $567,673  $466,314
  Mexico. . . . .      5,306    14,374     8,467     2,828
  Canada. . . . .     21,346    65,742    48,738    49,078
  England . . . .      2,993    12,811     7,224    13,751
  Turkey. . . . .      6,612         -         -         -
  Other . . . . .      1,567     4,614     2,819     3,747
                   ---------  --------  --------  --------
        Total . .  $ 239,861  $665,497  $634,921  $535,718
                   =========  ========  ========  ========

                      DEC. 31,           JULY 31,
                              ----------------------------
LONG-LIVED ASSETS       1999      1999      1998      1997
-----------------  ---------  --------  --------  --------
  United States .  $ 230,814  $228,500  $216,213  $171,098
  Mexico. . . . .     36,773    33,665    22,787    13,660
  Canada. . . . .      9,867     9,518     9,547     9,259
  Portugal. . . .     17,986         -         -         -
  England . . . .      1,850     1,936     2,188     2,262
                   ---------  --------  --------  --------
        Total . .  $ 297,290  $273,619  $250,735  $196,279
                   =========  ========  ========  ========

    The Company's significant customers are Class I railroads and suppliers of new freight cars. One customer accounted for 11.3%, 15.7%, 13.3% and 9.0% of consolidated net sales for the Transition Period and the years ended July 31, 1999, 1998 and 1997, respectively. Another customer accounted for 10.0%, 7.0%, 10.3% and 11.5% of consolidated net sales for the Transition Period and for the years ended July 31, 1999, 1998 and 1997, respectively. Both customers are served by the Rail Products and Rail Services and Systems segments.


14.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)


    Interim data for the Transition Period includes net sales, gross profits and net loss of $144.2 million, $15.9 million and $1.9 million, respectively, for the three months ended October 31, 1999, and $95.7 million, $9.1 million and $3.6 million, respectively, for the two months ended December 31, 1999. Related loss per share was $0.10 and $0.19 for the three and two month periods, respectively. The two month period includes pre-tax restructuring charges of $1.2 million.

     Quarterly financial data for the years ended July 31, 1999 and 1998 are as follows (in thousands):

                                                                                QUARTER
                                                                 ----------------------------------------
                                                                  FIRST     SECOND     THIRD     FOURTH
                                                                 --------  --------  ---------  ---------
FISCAL YEAR 1999-
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $169,447  $163,383  $173,625   $159,042
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .    25,571    18,311    24,553     26,539
Income (loss) before accounting change and extraordinary
 item(a) . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,740       932    (9,421)    (1,198)
Net income (loss)(b). . . . . . . . . . . . . . . . . . . . . .     2,230       932   (12,579)    (1,308)
Income (loss) before accounting change and extraordinary item per share-
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.21  $   0.05  $  (0.51)  $  (0.07)
    Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.20  $   0.05  $  (0.51)  $  (0.07)
Net income (loss) per share-
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.13  $   0.05  $  (0.69)  $  (0.07)
    Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.12  $   0.05  $  (0.69)  $  (0.07)
FISCAL YEAR 1998-
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $138,256  $147,406  $173,919   $175,340
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .    18,224    19,598    26,698     27,091
Income before accounting change(c). . . . . . . . . . . . . . .     1,230     1,786     5,584      5,178
Net income(d) . . . . . . . . . . . . . . . . . . . . . . . . .     1,230       675     5,584      5,178
Income before accounting change per share-
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.07  $   0.10  $   0.31   $   0.29
    Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.07  $   0.10  $   0.30   $   0.28
Net income per share-
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.07  $   0.04  $   0.31   $   0.29
    Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.07  $   0.04  $   0.30   $   0.28

(a) Includes pre-tax Merger and other restructuring charges of $16.1 million and $5.8 million in the third and fourth quarters, respectively.

(b) Includes an after-tax cumulative effect of an accounting change for startup costs of $1.6 million in the first quarter and an after-tax extraordinary charge of $3.2 million related to the early retirement of certain debt in the third quarter.

(c) Includes $0.7 million of net income from the reversal of previously accrued volume discounts pursuant to the third quarter renegotiations of an existing agreement with a certain customer.

(d) Includes an after-tax cumulative effect of an accounting change for business process reengineering costs of $1.1 million in the second quarter.


15.  SUBSEQUENT  EVENTS

     On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has certain voting rights and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock were applied to reduce the outstanding indebtedness under the Company's Revolving Credit Facility.

     While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million with the $11.9 million credited to Additional paid-in capital, offset by $1.6 million in fees paid to ING Furman Selz Investments. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders.


ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM  10-DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information regarding directors of the Company is set forth under the caption ''Election of Directors'' in the Company's proxy statement related to the Transition Period annual meeting of stockholders to be held on April 20, 2000 (the ''Proxy Statement'') and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I hereof as permitted by the Instructions to 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth under the caption ''Section 16(a) Beneficial Ownership Reporting Compliance'' in the Proxy Statement and is incorporated by reference herein.


ITEM  11-EXECUTIVE  COMPENSATION

     Information required by this item is set forth under the caption ''Executive Compensation'' in the Proxy Statement and, except for information under the captions ''Executive Compensation-Report of Executive Compensation'' and ''Executive Compensation-Performance Graph,'' is incorporated by reference herein.


ITEM  12-SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information required by this item is set forth under the caption ''Stock Ownership of Certain Beneficial Owners and Management'' in the Proxy Statement and is incorporated by reference herein.


ITEM  13-CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.



                                     PART IV

ITEM  14-EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K.

     1.
         The following financial statements and the report thereon of Arthur Andersen LLP are included in item 8 of this report:

         Report  of  Independent  Public  Accountants

         Consolidated Statements of Operations for the Five Months Ended December 31, 1999 and for Years Ended July 31, 1999, 1998 and 1997

         Consolidated Balance Sheets as of December 31, 1999, July 31, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the Five Months Ended December 31, 1999 and for Years Ended July 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Five Months Ended December 31, 1999 and for Years Ended July 31, 1999, 1998 and 1997

         Notes  to  Consolidated  Financial  Statements

     2.  Financial  Statement  Schedules:

         All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

     3.  EXHIBITS


EXHIBIT NO.                                                                     DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
             Amended and Restated Agreement and Plan of Merger (the ''Merger Agreement'') by and among
              ABC, ABCR Acquisition Sub, Inc. and NACO, Inc. dated as of December 10, 1998
             (Incorporated by reference to Exhibit 2.1 to ABC's Registration Statement on Form S-4 (No.
        2.1     333-65517), as filed with the Securities and Exchange Commission on January 21, 1999.

             Amendment to the Merger Agreement, dated as of February 16, 1999 by and among ABC,
              ABCR Acquisition Sub, Inc. and NACO, Inc. (Incorporated by reference to Exhibit 2.2 to the
        2.2     Registrant's Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

             Restated Certificate of Incorporation, as amended (Incorporated by reference to the same numbered exhibit to the Registrant's Current Report on Form 8-K dated February 19, 1999)
        3.1    (SEC File No. 0-22906).

             Restated Bylaws (Incorporated by reference to the same numbered exhibit to the Registrant's
        3.2    Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

             Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred
             Stock of the Company (Incorporated by reference to Exhibit 3.1 filed with the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File No. 0-
        3.3  22906).

             Certificate of Correction of Certificate of Designation of the Company (Incorporated by
             reference to Exhibit 3.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter
        3.4    ended October 31, 1996) (SEC File No. 0-22906).

             Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred
        3.5     Stock of the Company, dated March 8, 2000.

             Specimen Common Stock Certificate (Incorporated by reference to the Registrant's Exhibit 4.2 filed with the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999) (SEC File
        4.1    No. 33-70242).

             Rights Agreement, dated as of September 29, 1995 between the Company and LaSalle National
             Trust, N.A., as Rights Agent (the ''Rights Agreement''), which includes the Form of Certificate of
              Designation, Preferences and Rights, the Form of Rights Certificate and the Summary of
             Stockholder Rights Plan (Incorporated by reference to the same numbered exhibit filed with the
        4.2    Registrant's Current Report on Form 8-K dated October 2, 1995) (SEC File No. 0-22906).

             Amendment No. 1 to the Rights Agreement Dated November 15, 1996 (Incorporated by
              reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the
        4.3    quarter ended October 31, 1996) (SEC File No. 0-22906).

             Amendment No. 2 to the Rights Agreement Dated September 17, 1998 (Incorporated by
             reference to Exhibit 4.1 filed with the Registrant's Form 8-A/A on September 24, 1998 (SEC File
        4.4    No. 0-22906).

        4.5    Amendment No. 3 to the Rights Agreement Dated March 8, 2000.

             Indenture, dated January 15, 1997, from ABC to First Trust of Illinois, National Association, as
             Trustee (Incorporated by reference to Exhibit 4.5 in the Registrant's Registration Statement on
             Form S-3 filed with the Securities and Exchange Commission on November 15, 1996) (SEC File
        4.6    No. 333-16241).

             First Supplemental Indenture to the Indenture dated January 15, 1997 between ABC and First
             Trust National Association, as Trustee (Incorporated by reference to Exhibit 4.1 in the
             Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on
        4.7    January 17, 1997) (SEC File No. 0-22906).

             Second Supplemental Indenture to the Indenture dated as of January 15, 1997 between ABC and
             First Trust National Association, as Trustee (Incorporated by reference to the Registrant's
             Current Report on Form 8-K filed with the Securities and Exchange Commission on December
        4.8    22, 1997) (SEC File No. 0-22906).







EXHIBIT NO.                                              DESCRIPTION
             ----------------------------------------------------------------------------------------- -----------

        4.9  New Credit Agreement, dated February 19, 1999 between the Company and a syndicate of financial institutions (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

             Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit
             Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 4.1 filed with the
       4.10    Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

             Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the
             Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 4.2 filed with the Registrant's Quarterly Report on Form 10-Q for the
       4.11    quarter ended October 31, 1999.)

             Amendment to Amended and Restated Credit Agreement, entered into as of  October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National
             Association, individually and as agent for the benefit of the lenders under the Credit Agreement.
             (Incorporated by reference to Exhibit 4.3 filed with the Registrant's Quarterly Report on Form
       4.12    10-Q for the quarter ended October 31, 1999.)

             Amendment, Waiver and Release Agreement, dated as of October  12, 1999, to Credit
             Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America national Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 10.2 filed with
       4.13    the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

       4.14  Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the
             Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

             Amendment to Amended and Restated Credit Agreement, entered into as of October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National
             Association, individually and as agent for the benefit of the lenders under the Credit Agreement.
              Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form
       4.15    10-Q for the quarter ended October 31, 1999.)

             Second Amended and Restated Credit Agreement, entered into as of March 8, 2000, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Filed
       4.16    herewith as Exhibit 4.16.)

             Stock Option Plan dated July 1, 1993 (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the
       10.1    Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

             ABC Rail Corporation Master Savings Trust (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the
       10.2    Securities and Exchange Commission on October 12, 1993) (SEC File No.33-70242).

             ABC Rail Corporation Savings and Investment Plan, as amended and restated effective as of
             May 1, 1988 (Incorporated by reference to the same numbered exhibit filed with the
             Registrant's Registration Statement on Form S-1 originally filed with the Securities and
       10.3    Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

             1994 Director Stock Option Plan (Incorporated by reference to the same numbered Exhibit
             10.11 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31,
       10.4    1994) (SEC File No. 0-22906).
             Amendment No. 1 to 1994 Director Stock Option Plan (Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year
       10.5    ended July 31, 1996) (SEC File No. 0-22906).

             Form of option agreement evidencing options granted pursuant to the Stock Option Plan listed as Exhibit 10.1 above (Incorporated by reference to the same numbered exhibit filed with the
             Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File
       10.6    No. 0-22906).

             1994 Stock Option Plan (Incorporated by reference to the same numbered exhibit filed with the
             Registrant's Registration Statement on Form S-1 originally filed with the Securities and
       10.7    Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

             Registration Rights Agreement, dated as of February 19, 1999, by and among the Company and certain affiliates of NACO listed as parties thereto (Incorporated by reference to Exhibit 10.1 filed with the Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC
       10.8     File No. 0-22906).

             Form of Amended and Restated Severance Agreement, dated as of February 19, 1999, entered into between the Company and each of Joseph A. Seher, Vaughn W. Makary, Wayne R.
             Rockenbach and John W. Waite (Incorporated by reference to Exhibit 10.2 filed with the
             Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No. 0-
       10.9  22906).
EXHIBIT NO.                                              DESCRIPTION
             ----------------------------------------------------------------------------------------- -----------

             Form of Stock Purchase Agreement entered into between NACO and certain of its employees
             (Incorporated by reference to Exhibit 10.3 filed with the Quarterly Report of Form 10-Q for the
      10.10     quarter ended January 31, 1999) (SEC File No. 0-22906).

             Wheelset Supply and Services Agreement, dated as of November 9, 1999, between the
             Company and Union Pacific Railroad Company (incorporated by reference to Exhibit 10.1 to
      10.11    the Company's current report on Form 8-K filed with the SEC on November 18, 1999).

      10.12    ABC-NACO Inc. 1999 Omnibus Stock Plan.

      10.13    Investors' Rights Agreement

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


Dated  March  14,  2000                                       ABC-NACO  Inc.
                                                              (Registrant)

                                                          /s/  Joseph  A.  Seher
                                                         -----------------------
                                                               Joseph  A.  Seher
                                                       Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2000:

 /s/  J.  P.  Singsank                                 /s/  Brian  L.  Greenburg
----------------------                                 -------------------------
J.  P.  Singsank                                            Brian  L.  Greenburg
Senior  Vice  President  and                                Vice  President  and
Chief  Financial  Officer                                  Corporate  Controller
(Duly  authorized  Officer)                         (Chief  Accounting  Officer)

       *                                                     *
-------------------------------                    -----------------------------
Donald  W.  Grinter                                            Daniel  W.  Duval
Chairman  of  the  Board  and  Director                        Director


 /s/  Joseph  A.  Seher                                      *
-----------------------                           ------------------------------
Joseph  A.  Seher                                              James  E.  Martin
Chief Executive Officer and Director                           Director
(Principal  Executive  Officer)


                               *                             *
--------------------------------                    ----------------------------
George  W.  Peck  IV                                      Jean-Pierre  M.  Ergas
Director                                                  Director


                              *                              *
-------------------------------                    -----------------------------
Richard  A.  Drexler                                       Willard  H.  Thompson
Director                                                   Director


By:   /s/  J.P.  Singsank
    ---------------------
J.P.  Singsank
Attorney-in-Fact  for  the  designated
officers  and  directors  pursuant  to  powers
of  attorney  filed  as  exhibits  herewith


EXHIBIT  INDEX

EXHIBIT                                                                                                         LOCATION IN
NUMBER..                                  DOCUMENT DESCRIPTION                                                   DOCUMENT
--------      ------------------------------------------------------------------------------------            -------------
         2.1  Amended and Restated Agreement and Plan of merger (the "merger.                                  Incorporated
              Agreement") by and among ABC, ABCR Acquisition Sub, Inc. and NACO, Inc.                          by reference
              dated as of December 10, 1998 (Incorporated by reference to Exhibit 2.1 to
              ABC's Registration Statement on Form S-4 (No. 333-65517), as filed with the
              Securities and Exchange Commission on January 21, 1999.

         2.2  Amendment to the Merger Agreement, dated as of February 16, 1999 by and                          Incorporated
              among ABC, ABCR Acquisition Sub, Inc. and NACO, Inc. (Incorporated by                            by reference
              reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated
              February 19, 1999) (SEC File No. 0-22906)

         3.1  Restated Certificate of Incorporation, as amended (Incorporated by reference to                  Incorporated
              the same numbered exhibit to the Registrant's Current Report on Form 8-K dated                   by reference
              February 19, 1999) (SEC File No. 0-22906)

         3.2  Restated Bylaws (Incorporated by reference to the same numbered exhibit to                       Incorporated
              the Registrant's Current Report on Form 8-K dated February 19, 1999) (SEC File                   by reference
              No.0-22906)

         3.3  Certificate of Designation, Preferences and Rights of Series A Junior                            Incorporated
              Participating Preferred Stock of the Company (Incorporated by reference to                       by reference
              Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31,1996) (SEC File No. 0-22906)

         3.4  Certificate of Correction of Certificate of Designation of the Company                           Incorporated
              (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Quarterly                  by reference
              Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File No. 0-
              22906).

         3.5  Certificate of Designation, Preferences and Rights of Series B Cumulative                           Filed
              Convertible Preferred Stock of the Company, dated March 8, 2000                                    herewith

         4.1  Specimen Common Stock Certificate (Incorporated by reference to the                              Incorporated
              Registrant's Exhibit 4.2 filed with the Quarterly Report on Form 10-Q for the                    by reference
              quarter ended January 31, 1999) (SEC File No. 33-70242)

         4.2  Rights Agreement, dated as of September 29, 1995 between the Company and                         Incorporated
              LaSalle National Trust, N.A., as Rights Agent (the ''Rights Agreement''), which                  by reference
              includes the Form of Certificate of Designation, Preferences and Rights, the
              Form of Rights Certificate and the Summary of Stockholder Rights Plan
              (Incorporated by reference to the same numbered exhibit filed with the
              Registrant's Current Report on Form 8-K dated October 2, 1995) (SEC File No.
              0-22906).

         4.3  Amendment No. 1 to the Rights Agreement Dated November 15, 1996                                  Incorporated
              (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly                  by reference
              Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File No. 0-
              22906).

         4.4  Amendment No. 2 to the Rights Agreement Dated September 17, 1998                                 Incorporated
              Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A/A                  by reference
              on September 24,1998 (SEC File No. 0-22906).

         4.5    Amendment No. 3 to the Rights Agreement Dated March 8, 2000.                                      Filed
                                                                                                                herewith

         4.6  Indenture, dated January 15, 1997, from ABC to First Trust of Illinois, National                 Incorporated
              Association, as Trustee (Incorporated by reference to Exhibit 4.5 in the                         by reference
              Registrant's Registration Statement on Form S-3 filed with the Securities and
              Exchange Commission on November 15, 1996) (SEC File No. 333-16241)

         4.7  First Supplemental Indenture to the Indenture dated January 15, 1997 between                     Incorporated
              ABC and First Trust National Association, as Trustee (Incorporated by reference to               by reference
              Exhibit 4.1 in the Registrant's Current Report on Form 8-K filed with the
              Securities and Exchange Commission on January 17, 1997) (SEC File No. 0-
              22906).

         4.8  Second Supplemental Indenture to the Indenture dated as of January 15, 1997                      Incorporated
              between ABC and First Trust National Association, as Trustee (Incorporated by                    by reference
              reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 1997) (SEC File No. 0-22906).

         4.9  New Credit Agreement, dated February 19, 1999 between the Company and a                         Incorporated
              syndicate of financial institutions (Incorporated by reference to Exhibit 4.1 to the            by reference
              Registrant's Current Report on Form 8-K dated February 19, 1999) (SEC File 4.9
              No.0-22906)


EXHIBIT                                                                                                         LOCATION IN
NUMBER..                                  DOCUMENT DESCRIPTION                                                   DOCUMENT
--------      ------------------------------------------------------------------------------------            -------------
        4.10  Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to                       Incorporated
              Credit Agreement, dated as of February 19, 1999, by and among the Company                       by reference
              and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit
              Agreement.  (Incorporated by reference to Exhibit 4.1 filed with the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

        4.11  Amended and Restated Credit Agreement, entered into as of October 29, 1999,                     Incorporated
              between the Company and certain of its affiliates and Bank of America National                  by reference
              Association, individually and as agent for the benefit of the lenders under the
              Credit Agreement.  (Incorporated by reference to Exhibit 4.2 filed with the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31,
              1999.)

        4.12  Amendment to Amended and Restated Credit Agreement, entered into as of                          Incorporated
              October 29, 1999, by and among the Company and certain of its affiliates, and                   by reference
              Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 4.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              October 31, 1999.)

        4.13  Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to                        Incorporated
              Credit Agreement, dated as of February 19, 1999, by and among the Company                        by reference
              and certain of its affiliates, and Bank of America national Association, individually and as agent for the benefit of the lenders under the Credit
              Agreement. ( Incorporated by reference to Exhibit 10.2 filed with the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

        4.14  Amended and Restated Credit Agreement, entered into as of October 29, 1999,                      Incorporated
              between the Company and certain of its affiliates and Bank of America National                   by reference
              Association, individually and as agent for the benefit of the lenders under the
              Credit Agreement.  (Incorporated by reference to Exhibit 10.3 filed with the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31,
              1999.)

        4.15  Amendment to Amended and Restated Credit Agreement, entered into as of.                          Incorporated
              October 29, 1999, by and among the Company and certain of its affiliates, and                    by reference
              Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit
              10.4 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

        4.16  Second Amended and Restated Credit Agreement, entered into as of March 8,                           Filed
              2000, by and among the Company and certain of its affiliates, and Bank of                          herewith
              America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.

        10.1  Stock Option Plan dated July 1, 1993 (Incorporated by reference to the                           Incorporated
              same numbered exhibit filed with the Registrant's Registration Statement on                      by reference
              Form 1993) (SEC File No. 33-70242

        10.2  ABC Rail Corporation Master Savings Trust (Incorporated by reference to the                      Incorporated
              same numbered exhibit filed with the Registrant's Registration Statement on                      by reference
              Form S-1 originally filed with the Securities and Exchange Commission on
              October 12, 1993)(SEC File No. 33-70242)

        10.3  ABC Rail Corporation Savings and Investment Plan, as amended and restated                        Incorporated
              effective as of May 1, 1988 (Incorporated by reference to the same numbered                      by reference
              exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC
              File No.33-70242)

        10.4  1994 Director Stock Option Plan (Incorporated by reference to the same                           Incorporated
              numbered Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K                    by reference
              for the fiscal year ended July 31, 1994) (SEC File No. 0-22906)

        10.5  Amendment No. 1 to 1994 Director Stock Option Plan (Incorporated by                              Incorporated
              reference to the same numbered exhibit filed with the Registrant's Annual Report                 by reference
              on Form 10-K for the fiscal year ended July 3

        10.6  Form of option agreement evidencing options granted pursuant to the Stock                        Incorporated
              Option Plan listed as Exhibit 10.1 above (Incorporated by reference to the same                  by reference
              numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No. 0-22906).

        10.7  1994 Stock Option Plan (Incorporated by reference to the same numbered exhibit                   Incorporated
              filed with the Registrant's Registration Statement on Form S-1 originally filed                  by reference
              with the Securities and Exchange Commission on April 13, 1994) (SEC File No.
              33- 77652).

        10.8  Registration Rights Agreement, dated as of February 19, 1999, by and among the                   Incorporated
              Company and certain affiliates of NACO listed as parties thereto (Incorporated                   by reference
              by reference to Exhibit 10.1 filed with the Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No. 0-22906)
EXHIBIT                                                                                                         LOCATION IN
NUMBER..                                  DOCUMENT DESCRIPTION                                                   DOCUMENT
--------      ------------------------------------------------------------------------------------            -------------

        10.9  Form of Amended and Restated Severance Agreement, dated as of February 19,                       Incorporated
              1999, entered into between the Company and each of Joseph A. Seher, Vaughn                       by reference
              W. Makary, Wayne R. Rockenbach and John W. Waite (Incorporated by
              reference to Exhibit 10.2 filed with the Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No. 0-22906).

       10.10  Form of Stock Purchase Agreement entered into between NACO and certain of                        Incorporated
              its employees (Incorporated by reference to Exhibit 10.3 filed with the Quarterly                by reference
              Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No. 0-
              22906).

       10.11  Wheelset Supply and Services Agreement, dated as of November 9, 1999,.                           Incorporated
              between the Company and Union Pacific Railroad Company.  (Incorporated by                        by reference
              reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 18, 1999.)

       10.12    ABC-NACO Inc. 1999 Omnibus Stock Plan.                                                             Filed
                                                                                                                  herewith

       10.13  Investors Rights Agreement by and among ABC-NACO Inc., Furman Selz..                                 Filed
              Investors II L.P., FS Employee Investors LLC, and FS Parallel Fund L.P., Dated                      herewith
              as of March 8, 2000.

        21.1  Subsidiaries of the Registrant.                                                                      Filed
                                                                                                                  herewith

        23.1    Consent of Independent Public Accountants of Registrant.                                           Filed
 .                                                                                                                 herewith


        24.1    Powers of Attorney                                                                                 Filed
                                                                                                                  herewith

        27.1    Financial Data Schedule.                                                                           Filed
                                                                                                                  herewith