Form 10-Q
period 2000-03-31
ABC NACO INC
filed 2000-05-10
CIK 913364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     MARCH  31,  2000                                              0-22906
---------------------------                             ------------------------
For  the  Quarterly  Period                             Commission  File  Number


                                  ABC-NACO INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                               36-3498749
---------------------------.............................-----------------------
(State  or  other  jurisdiction of                         (I.R.S.  Employer
 incorporation  or  organization)                       Identification  Number)


           2001 Butterfield Road, Suite 502, Downers Grove, IL  60515
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant's  telephone  number,  including  area  code          (630) 852-1300
                                                                ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X        No
                                                            -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding  at  May  1, 2000
-----------------------------                     -----------------------------
COMMON STOCK, $.01 PAR  VALUE                          19,061,132 SHARES

                                  ABC-NACO INC.


                                      INDEX
                                                                            Page
                                                                            ----

Part  I    Financial  Statements

  Item  1   Unaudited  Consolidated  Financial  Statements

               Unaudited  Consolidated  Balance  Sheets                        3

               Unaudited  Consolidated  Statements  of  Operations             4

               Unaudited Consolidated Statements of Changes
                                   in Stockholders'Equity                      5

               Unaudited  Consolidated  Statements  of  Cash  Flows            6

               Notes  to  Unaudited Consolidated Financial Statements     7 - 14


  Item  2   Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations                              15 - 21

  Item  3   Quantitative and Qualitative Disclosures About Market Risk        21

Part  II    Other  Information

  Item  4   Submission  of  Matters  to  a  Vote of Security Holders          21

  Item  6   Exhibits  and  Reports  on  Form  8-K                             22


                                              ABC-NACO INC.

                                       CONSOLIDATED BALANCE SHEETS
                                As of March 31, 2000 and December 31, 1999
                                               (Unaudited)

(In  thousands,  except  share  data)

                                                                               March 31,    December 31,
ASSETS                                                                           2000           1999
----------------------------------------------------------------------------  -----------  --------------
CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $        -   $         351
    Accounts receivable, less allowances of $2,202 and $1,804, respectively.     102,260          79,617
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      98,672          94,132
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . .      12,861          12,401
    Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .       8,657           8,680
                                                                              -----------  --------------

    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     222,450         195,181
                                                                              -----------  --------------

PROPERTY, PLANT AND EQUIPMENT:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,630           7,644
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .      42,027          42,268
    Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . .     274,619         267,189
    Patterns, tools, gauges and dies . . . . . . . . . . . . . . . . . . . .      13,730          14,610
    Construction in progress . . . . . . . . . . . . . . . . . . . . . . . .      27,605          28,302
                                                                              -----------  --------------
                                                                                 365,611         360,013
    Less - Accumulated depreciation. . . . . . . . . . . . . . . . . . . . .    (121,990)       (115,003)
                                                                              -----------  --------------

        Net property, plant and equipment. . . . . . . . . . . . . . . . . .     243,621         245,010
                                                                              -----------  --------------

INVESTMENT IN UNCONSOLIDATED  JOINT VENTURES . . . . . . . . . . . . . . . .      14,338          13,886
                                                                              -----------  --------------

OTHER ASSETS - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,372          38,394
                                                                              -----------  --------------

        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  519,781   $     492,471
                                                                              ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------

CURRENT LIABILITIES:
    Cash overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,138   $           -
    Current maturities of long-term debt . . . . . . . . . . . . . . . . . .       7,092           6,207
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      86,097          89,678
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,306          42,983
                                                                              -----------  --------------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . .     137,633         138,868
                                                                              -----------  --------------

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . . .     247,116         246,247
                                                                              -----------  --------------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,695           6,699
                                                                              -----------  --------------

OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .      14,237          13,978
                                                                              -----------  --------------


STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        300,000 shares issued and outstanding . . . . . . . . . . . . . . . .     28,425               -
    Common stock, $.01 par value; 25,000,000 shares authorized;
         19,372,242 shares issued and outstanding, . . . . . . . . . . . . .         194             194
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      91,270          79,240
    Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .      (4,580)          7,954
    Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . .      (1,209)           (709)
                                                                              -----------  --------------

        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .     114,100          86,679
                                                                              -----------  --------------

        Total liabilities and stockholders' equity . . . . . . . . . . . . .  $  519,781   $     492,471
                                                                              ===========  ==============

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.



                                  ABC-NACO INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

(In  thousands,  except  per  share  data)
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . .  $156,978   $166,715
COST OF SALES . . . . . . . . . . . . . . . . . . . . . .   136,135    147,088
                                                           ---------  ---------
        Gross profit. . . . . . . . . . . . . . . . . . .    20,843     19,627
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . .    13,751     15,666
MERGER AND OTHER RESTRUCTURING CHARGES. . . . . . . . . .     1,589     16,096
                                                           ---------  ---------
        Operating income (loss) . . . . . . . . . . . . .     5,503    (12,135)
EQUITY INCOME OF UNCONSOLIDATED JOINT VENTURES. . . . . .      (453)      (397)
INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . . .     6,172      4,253
AMORTIZATION OF DEFERRED FINANCING COSTS. . . . . . . . .       245        187
                                                           ---------  ---------
         Loss before income taxes and extraordinary item.      (461)   (16,178)
PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . . . . . .        43     (3,813)
                                                           ---------  ---------
         Loss before extraordinary item . . . . . . . . .      (504)   (12,365)
EXTRAORDINARY ITEM, net of income tax of $2,062 . . . . .         -     (3,158)
                                                           ---------  ---------

        Net loss. . . . . . . . . . . . . . . . . . . . .  $   (504)  $(15,523)
                                                           =========  =========


EARNINGS PER SHARE DATA:
       Loss before extraordinary item . . . . . . . . . .  $   (504)  $(12,365)
       Adjustment related to preferred stock. . . . . . .   (12,030)         -
                                                           ---------  ---------
       Adjusted loss before extraordinary item. . . . . .   (12,534)   (12,365)
       Extraordinary item . . . . . . . . . . . . . . . .         -     (3,158)
                                                           ---------  ---------
           Net loss available to common stockholders. . .  $(12,534)  $(15,523)
                                                           =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
        Adjusted loss before extraordinary item . . . . .  $  (0.65)  $  (0.68)
        Extraordinary item. . . . . . . . . . . . . . . .         -      (0.17)
                                                           ---------  ---------
             Net loss available to common stockholders. .  $  (0.65)  $  (0.85)
                                                           =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . . . . .    19,372     18,239
                                                           =========  =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.




                                                ABC-NACO INC.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             For the Three Months Ended March 31, 2000 and 1999
                                                 (Unaudited)

(In  thousands)
                                                            Additional   Retained    Cumulative
                                    Preferred    Common      Paid-in     Earnings    Translation
                                      Stock       Stock      Capital    (Deficit)    Adjustment      Total
                                   -----------  ---------  -----------  ----------  -------------  ---------
BALANCE December  31, 1998. . . .  $         -  $     184  $    67,981  $  28,888   $       (676)  $ 96,377
Comprehensive loss. . . . . . . .            -          -            -    (15,523)           163    (15,360)
                                   -----------  ---------  -----------  ----------  -------------  ---------
BALANCE  March 31, 1999 . . . . .  $         -  $     184  $    67,981  $  13,365   $       (513)  $ 81,017
                                   ===========  =========  ===========  ==========  =============  =========


BALANCE  December 31, 1999. . . .  $         -  $     194  $    79,240  $   7,954   $       (709)  $ 86,679
 Comprehensive loss . . . . . . .            -          -            -       (504)          (500)    (1,004)
 Preferred stock issued . . . . .       28,425          -       11,877    (11,877)             -     28,425
 Preferred stock dividends earned            -          -          153       (153)             -          -
                                   -----------  ---------  -----------  ----------  -------------  ---------
BALANCE  March 31, 2000 . . . . .  $    28,425  $     194  $    91,270  $  (4,580)  $     (1,209)  $114,100
                                   ===========  =========  ===========  ==========  =============  =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                                             ABC-NACO INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended March 31, 2000 and 1999
                                              (Unaudited)
(In  thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 ----------------------------
                                                                         2000            1999
                                                                 -----------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (504)  $(15,523)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Extraordinary item . . . . . . . . . . . . . . . . . . . . .           -      3,158
         Merger and other restructuring charges . . . . . . . . . . .       1,589     16,096
         Equity income of unconsolidated joint ventures . . . . . . .        (453)      (397)
         Depreciation  and amortization . . . . . . . . . . . . . . .       8,374      7,627
         Deferred income taxes. . . . . . . . . . . . . . . . . . . .          19        643
         Changes in certain assets and liabilities
                Accounts receivable - net . . . . . . . . . . . . . .     (22,643)    (7,820)
                Inventories . . . . . . . . . . . . . . . . . . . . .      (4,540)     3,092
                Prepaid expenses and other current assets . . . . . .        (460)   (15,240)
                Other noncurrent assets . . . . . . . . . . . . . . .      (1,083)      (149)
                Accounts payable and accrued expenses . . . . . . . .      (5,560)    (7,347)
                Other noncurrent liabilities. . . . . . . . . . . . .        (240)     1,159
                                                                       -----------  ---------

                Net cash used in operating activities . . . . . . . .     (25,501)   (14,701)
                                                                       -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures. . . . . . . . . . . . . . . . . . . . .      (6,476)   (10,277)
                                                                       -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under revolving lines of credit. . . . . . . .       2,757     45,527
        Change in cash overdrafts . . . . . . . . . . . . . . . . . .       2,138        836
        Payment of term debt. . . . . . . . . . . . . . . . . . . . .      (1,003)   (23,983)
        Borrowings of term debt . . . . . . . . . . . . . . . . . . .           -      3,000
        Payment of deferred financing costs . . . . . . . . . . . . .        (691)        (6)
        Issuance of convertible preferred stock . . . . . . . . . . .      28,425          -
                                                                       -----------  ---------



                            Net cash provided by financing activities      31,626     25,374
                                                                       -----------  ---------

                            Net change in cash. . . . . . . . . . . .        (351)       396

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . .         351        164
                                                                       -----------  ---------

CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . .  $        -   $    560
                                                                       ===========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest. . . . . . . . . . . . . . . . . . . .  $    6,547   $  3,661
        Cash paid (received) for income taxes, net. . . . . . . . . .      (1,498)       607

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.


                                  ABC-NACO INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

ABC-NACO Inc. ("the Company") is a supplier of technologically advanced products and services to the freight railroad and flow control industries. The Company operates in three business segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products, and has four technology centers around the world supporting its three business segments. The Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and the Company's Transition Report on Form 10-K for the five months ended December 31, 1999.

The Company is a result of a merger (the "Merger") on February 19, 1999, between ABC Rail Products Corporation ("ABC") and NACO, Inc. ("NACO"). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of the Company's common stock, resulting in the issuance of approximately
9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and has been accounted for as a pooling-of-interests transaction. The accompanying consolidated financial statements reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented.

Unaudited results of operations for ABC and NACO prior to the Merger from January 1, 1999, to February 19, 1999 (in thousands):

            ABC       NACO
          --------  --------
Revenue.  $52,659   $60,552
Net loss     (669)      (51)

On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company filed a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999 (the "Transition Period").


2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Inventories at March 31, 2000, and December 31, 1999, consisted of the following (in thousands):


                                      March 31,   December 31,
                                         2000         1999
                                      ----------  -------------
  Raw materials. . . . . . . . . . .  $   47,441  $      44,148
  Supplies and spare parts . . . . .       4,095          5,258
  Work in process and finished goods      47,136         44,726
                                      ----------  -------------

                                      $   98,672  $      94,132
                                      ==========  =============

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

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at March 31, 2000 was 9.2%. Availability at March 31, 2000 was $31.2 million.

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

On March 8, 2000, the Company entered into a Second Amendment and Restatement of the Credit Agreement that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Agreement, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Agreement. The
Company and its Lenders also modified other terms and conditions within the Credit Agreement including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. The currently applied margin of 300 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. The revolving line of credit now has scheduled commitment reductions as follows:
January  1,  2001-$10 million, June 30, 2001-$5.0 million, January 1, 2002-$10.0 million, June 30, 2002-$5.0 million and January 1, 2003-$15.0 million. The total commitment reductions aggregate to $45.0 million and will reduce the revolving credit commitment to a total of $155.0 million as of January 1, 2003. With the Amendment, the Company was in compliance with the Credit Agreement as of December 31, 1999 and March 31, 2000. Based upon management's forecasts for the next twelve months, the Company anticipates being in compliance with its Credit Agreement covenants at each quarterly measurement point during such period. The Company anticipates being able to operate within the reduced Credit Agreement commitment levels through use of its free cash flow generated from operations, the potential disposal of certain non-core operating assets, the $30.0 million proceeds from the March 8, 2000 convertible preferred stock investment by private equity funds managed by ING Furman Selz investments and the realignment of the Company's capitalization components through a universal shelf registration.

On February 1, 1997, the Company completed an offering (the ''Offering'') of $50 million of 9 1/8% Senior Subordinated Notes (the ''9 1/8% Notes''). The Company used the $47.9 million of net proceeds of the Offering to repay certain outstanding indebtedness under its primary and other credit facilities. The 9 1/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The 9 1/8% Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the 9 1/8% Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, the Company completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B (the ''8 3/4% Notes'') due in 2004 with similar provisions as the 9 1/8% Notes.
The Company is required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes including minimum interest coverage, minimum consolidated net worth and maximum funded debt to capitalization. The interest coverage ratio at March 31, 2000 was 2.44 with the minimum requirement under the Note agreements being 2.40. The funded debt to capitalization ratio at March 31, 2000 was 69.5% with the maximum allowable under the Note agreements being 75.0%. These same leverage covenants need to be met at each quarter-end through the maturity dates for these notes. Failure to meet these covenant tests would give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions under the Credit Agreement would be triggered upon a default under the Notes. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

A universal shelf registration was declared effective by the Securities and Exchange Commission on October 29, 1999, for issuances up to $300 million of debt or equity securities. As of March 31, 2000, no securities were issued under the new universal shelf registration.

4.     CONVERTIBLE  PREFERRED  STOCK

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has certain voting rights and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock ($28.4 million after offering costs) were applied to reduce the outstanding indebtedness under the Company's Revolving Credit Facility.

While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million offset by $1.6 million of transaction costs, with the $11.9 million credited to additional paid-in capital. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders. Additionally, the preferred stock earned actual dividends of $0.2 million during the quarter ended March 31, 2000. Both the actual and deemed dividends are deducted from the net loss for the quarter ended March 31, 2000 to arrive at loss available to common stockholders in the earnings per share calculations for that period.

In such calculations, other common stock equivalents, which would have increased diluted shares by 3,333,000 and 188,000 shares for the three months ended March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would be antidilutive.

5.     MERGER  AND  OTHER  RESTRUCTURING  COSTS

During the three months ended March 31, 2000, the Company recorded $1.6 million of Merger and other restructuring charges. This charge included cash employee severance costs for 35 salaried employees and 30 hourly plant employees and was part of the Company's year-long effort to eliminate duplicate functions and to improve operating efficiencies as a result of the Merger. As of March 31, 2000, 95% of these employees have been terminated and $0.4 million of related costs were paid.

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

Certain of the restructuring initiatives within the Rail Services and Systems segment were prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company closed its Cincinnati, Ohio facility and discontinued manufacturing at its Newton, Kansas facility (which also has a distribution operation) by July 31, 1999. The Company also closed its foundry operation in Anderson, Indiana by October 31, 1999. The Manganese castings used in specialty track products that were produced at Andersen are now produced at the Company's manufacturing facility in Richmond, Texas. The duplicative leased corporate facility and another administrative facility was closed in September
1999. In addition to these closures, the Company has decided to close an assembly facility in Verona, Wisconsin. This Rail Services and Systems facility is expected to be closed by the end of 2000 with all operations being transferred to another Company location.

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

The following table is a summary roll forward of the Merger and other restructuring reserves recorded in 1999 through March 31, 2000 (in thousands):

                                              Aggregate Charge    Deductions   Balance
                                              -----------------  ------------  --------
Cash provisions:
   Merger advisory and other fees. . . . . .  $             9.5  $      (9.5)  $      -
   Employee severance. . . . . . . . . . . .                7.9         (5.4)       2.5
   Idle facility and property disposal costs                1.4         (1.3)       0.1
   Relocation of operations. . . . . . . . .                2.1         (2.1)         -
                                              -----------------  ------------  --------
      Total cash costs . . . . . . . . . . .               20.9  $     (18.3)  $    2.6
                                                                 ============  ========
Non-cash asset writedowns. . . . . . . . . .                2.2
                                              -----------------
      Total. . . . . . . . . . . . . . . . .  $            23.1
                                              =================

The remaining cash costs are expected to be expended during the next nine to twelve months.

6.     BUSINESS  SEGMENT  INFORMATION

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

 Rail Products. . . . . .     Freight car and locomotive castings
 Rail Services and Systems .  Specialty trackwork, wheel assembly and signal systems
 Flow and Specialty Products  Valve housing and related castings

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


The following tables present a summary of operating results by segment and a reconciliation to the Company's consolidated totals (in thousands):


                                                  Three  months  ended
                                                       March  31,
                                                  ---------------------
 REVENUES                                            2000       1999
-------------------------------------------------  ---------  ---------
 Rail Products. . . . . . . . . . . . . . . . . .  $ 79,155   $ 99,281
 Rail Services and Systems. . . . . . . . . . . .    65,220     61,858
 Flow and Specialty Products. . . . . . . . . . .    23,156     16,978
                                                   ---------  ---------
     Total Reportable Segments. . . . . . . . . .   167,531    178,117
 Elimination and Other. . . . . . . . . . . . . .   (10,553)   (11,402)
                                                   ---------  ---------
         Total. . . . . . . . . . . . . . . . . .  $156,978   $166,715
                                                   =========  =========


 OPERATING INCOME . . . . . . . . . . . . . . . .      2000       1999
-------------------------------------------------  ---------  ---------
 Rail Products. . . . . . . . . . . . . . . . . .  $  5,616   $  8,058
 Rail Services and Systems. . . . . . . . . . . .     4,655      2,164
 Flow and Specialty Products. . . . . . . . . . .     3,273      1,374
                                                   ---------  ---------
     Total Reportable Segments. . . . . . . . . .    13,544     11,596
 Elimination and Other. . . . . . . . . . . . . .    (8,041)   (23,731)
                                                   ---------  ---------
         Total. . . . . . . . . . . . . . . . . .  $  5,503   $ 12,135
                                                   =========  =========

7.     BUSINESS  ACQUISITIONS

On October 29, 1999, the Company acquired all outstanding common stock of COMETNA - Companhia Metalurgica Nacional, S.A. (Cometna) located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. The acquisition was accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the acquired businesses were revalued to estimated fair values of the acquisition dates. Management used its best judgment and available information in estimating the fair value of those assets and liabilities. Any changes to those estimates are not expected to be material. The operating results of the acquired business are included in the consolidated statements of operations from its date of acquisition.

8.     UNCONSOLIDATED  JOINT  VENTURES

The Company owns 50% of Anchor Brake Shoe, L.L.C. (''Anchor''). Anchor designs, manufactures, markets and sells railcar composite brake shoes. The Company's investment in Anchor was $7.4 million as of March 31, 2000. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a future change in control situation. Additionally, the other partner has an option which it can exercise as of April 1, 2001, to purchase the Company's interest in Anchor.

Summarized financial information for Anchor as of March 31, 2000, and December 31, 1999 and for the three months ended March 31, 2000, and 1999 is as follows (in thousands):


                             March 31,   December 31,
                               2000         1999
                           -----------  -------------
Current assets . . . . . .  $    8,543  $       7,764
Noncurrent assets. . . . .       7,442          7,724

Current liabilities. . . .       1,258          1,491
Noncurrent liabilities . .           -              -

                                   Three Months Ended
                                       March 31,
                            -------------------------
                                 2000           1999
                            ----------  -------------
Net sales. . . . . . . . .  $    5,090  $       5,133
Gross profit . . . . . . .       1,424          1,673
Net income . . . . . . . .         772          1,071

In addition, the Company has other joint venture arrangements which are not significant to the Company's results of operations.

ITEM  2
                                  ABC-NACO INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the interim periods included in the accompanying unaudited Consolidated Financial Statements.

ABC-NACO Inc. (''the Company'') is a supplier of technologically advanced products and services to the freight railroad and flow control industries through its three business segments or groups: Rail Products, Rail Services and Systems, and Flow and Specialty Products. With four technology centers around the world supporting its three business segments, the Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

In the aggregate, the Company operates 19 U.S manufacturing plants in 12 states; plants in Sahagun, Mexico, Lisbon, Portugal, Leven, Scotland and Dominion, Canada; has unconsolidated joint ventures with plants in Illinois, China and Mexico; and has other facilities (administrative, engineering, etc.) in 4 states.

The current composition of the Company was achieved by the consummation of a merger (the ''Merger'') on February 19, 1999, between a wholly owned subsidiary of the Company (formerly ABC Rail Products Corporation (''ABC'')) and NACO, Inc. (''NACO''). As a result of the Merger, each outstanding share of NACO common stock was converted into 8.7 shares of ABC common stock, resulting in the issuance of approximately 9.4 million shares. The Merger was treated as a tax-free reorganization for federal income tax purposes and is accounted for as a pooling-of-interests transaction. The accompanying consolidated financial statements reflect the combined results of ABC and NACO as if the Merger occurred on the first day of the earliest period presented.

The  Company  manages its operations through three reporting segments or groups:
Rail Products, Rail Services and Systems, and Flow and Specialty Products. These distinct business units generally serve separate markets. They are managed separately since each business requires different technology, servicing and marketing strategies. The following describes the types of products and services from which each segment derives its revenues:

 Rail Products. . . . . .     Freight car and locomotive castings
 Rail Services and Systems .  Specialty trackwork, wheel assembly and signal systems
 Flow and Specialty Products  Valve housing and related castings

RESULTS  OF  OPERATIONS
-----------------------


Three  Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

Net Sales. Consolidated net sales decreased 5.8% from $166.7 million in 1999 to $157.0 million in 2000. Sales within the Rail Products Segment decreased 20.2% from $99.3 million in 1999 to $79.2 million in 2000. This decrease was driven primarily by the overall industry decline in new railcar deliveries which decreased 21.7% to 16,867 in the first quarter of 2000 from 21,560 in the first quarter of 1999. Sales within the Rail Services and Systems Segment increased 5.4% to $65.2 million in 2000 from $61.8 million in 1999. The major reason behind the increase was the Company's recently announced long-term supply agreement with the Union Pacific Railroad to supply and service wheelsets for its North American operations. Sales within the Flow and Specialty Products Segment increased 36.5% to $23.2 million in 2000 from $17.0 million in 1999. The recent surge in oil prices has generated additional demand for exploration which in turn has increased demand for valve bodies sold by this segment.

Gross Profit. Consolidated gross profit increased 6.2% to $20.8 million in 2000 from $19.6 million in 1999. The Company's overall improvement in gross profit and gross profit percentage during the 2000 period in a declining sales market is a direct result of improved operating efficiencies since the date of the merger. Gross profit within the Rail Products Segment decreased 22% from $12.0 million in 1999 to $9.3 million in 2000. Gross profit within the Rail Services and Systems group increased by 21.2% to $6.7 million in 2000 from $5.5 million in 1999. Gross profit within the Flow and Specialty Products Segment increased by 88% to $4.4 million in 2000 from $2.4 million in 1999. The gross profit changes within these groups were also impacted by the same reasons as described above.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased by 12.2% to $13.8 million in 2000 from $15.7 million in 1999. The decrease in expenses between periods primarily reflects the improved operating efficiencies subsequent to the date of the Merger.

Merger and Other Restructuring Costs. During the three months ended March 31, 2000, the Company recorded $1.6 million of Merger and other restructuring charges. This charge included cash employee severance costs for 35 salaried employees and 30 hourly plant employees and was part of the Company's year-long effort to eliminate duplicate functions and to improve operating efficiencies as a result of the Merger. As of March 31, 2000, 95% of these employees have been terminated and $0.4 million of related costs were paid. The Company incurred a pre-tax charge of $16.1 million in the prior year quarter relative to the direct costs associated with the February 19, 1999, merger between ABC Rail Products and NACO as well as costs associated with the restructuring of the Track Products Group. The merger related charge totaled $12.6 million on a pre-tax basis and included advisory fees, employee severance obligations and other general expenses. The Track Products Group's restructuring charge totaled $3.5 million on a pre-tax basis and included costs for shutting down facilities, employee severance obligations and other general expenses.

Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures improved to $0.5 million in 2000 from $0.4 million in 1999. This was primarily a result of improved operating results at its wheel foundry in China.

Interest Expense. Interest expense, excluding the effect of capitalizing $0.2 million of interest in 1999 increased $1.7 million to $6.2 million in 2000 from $4.4 million in 1999. This increase was attributable to higher borrowing levels and increased borrowing rates.

Income Taxes. The Company's effective tax rates for the three months ending March 31, 2000 and 1999 were 9.3% and 23.6%, respectively. The lower effective tax rate for the period ending March 31, 2000, is primarily due to losses at the Glencast operation for which the Company has not recorded a tax benefit. The lower effective tax rate for the three months ending March 31, 1999 is due to nondeductible merger costs and losses at the Glencast operation for which the Company has not recorded a tax benefit.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------


For the three months ended March 31, 2000 and 1999, net cash used in operating activities totaled $25.5 million and $14.7 million, respectively. The decrease in operating cash flow is due primarily to increases in the Company's receivable and inventory levels. The inventory increase was primarily related to the Company's new service agreement with Union Pacific Railroad Company. The increase in receivables was driven by the Company's strong sales during the last few weeks of the quarter, along with the weak sales level at the end of the prior period end (December 31, 1999).

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

Capital expenditures during the three months ended March 31, 2000 and 1999 were $6.5 million and $10.3 million, respectively. Spending during the three months ended March 31, 2000, is related to precision casting technology equipment at its Hamilton, Ontario and Cicero, Illinois facilities, completion of the construction of the Company's new wheel shop in Mexico City and final spending on the Company's conversion of the Richmond, Texas, facility to a specialty casting producer. Remaining capital expenditures for Fiscal 2000 are expected to total approximately $18.0 million.

For the three months ended March 31, 2000 and 1999, net cash provided by financing activities totaled $31.6 million and $25.4 million, respectively. The net increase in 2000 was primarily funded through the Company's issuance of its Series B cumulative convertible preferred stock and in 1999 the increase was funded through the Company's existing line of credit.

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has certain voting rights and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock ($28.4 million after offering costs) were applied to reduce the outstanding indebtedness under the Company's Revolving Credit Facility.

While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million offset by $1.6 million of transaction costs, with the $11.9 million credited to additional paid-in capital. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders. Additionally, the preferred stock earned actual dividends of $0.2 million during the period March 31, 2000.

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

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at March 31, 2000 was 9.2%. Availability at March 31, 2000 was $31.2 million.

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

On March 8, 2000, the Company entered into a Second Amendment and Restatement of the Credit Agreement that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Agreement, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Agreement. The
Company and its Lenders also modified other terms and conditions within the Credit Agreement including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. The currently applied margin of 300 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. The revolving line of credit now has scheduled commitment reductions as follows:
January  1,  2001-$10 million, June 30, 2001-$5.0 million, January 1, 2002-$10.0 million, June 30, 2002-$5.0 million and January 1, 2003-$15.0 million. The total commitment reductions aggregate to $45.0 million and will reduce the revolving credit commitment to a total of $155.0 million as of January 1, 2003. With the Amendment, the Company was in compliance with the Credit Agreement as of December 31, 1999 and March 31, 2000. Based upon management's forecasts for the next twelve months, the Company anticipates being in compliance with its Credit Agreement covenants at each quarterly measurement point during such period. The Company anticipates being able to operate within the reduced Credit Agreement commitment levels through use of its free cash flow generated from operations, the potential disposal of certain non-core operating assets, the $30.0 million proceeds from the March 8, 2000 convertible preferred stock investment by private equity funds managed by ING Furman Selz investments and the realignment of the Company's capitalization components through a universal shelf registration.

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

The Company is required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes including minimum interest coverage, minimum consolidated net worth and maximum funded debt to capitalization. The interest coverage ratio at March 31, 2000 was 2.44 with the minimum requirement under the Note agreements being 2.40. The funded debt to capitalization ratio at March 31, 2000 was 69.5% with the maximum allowable under the Note agreements being 75.0%. These same leverage covenants need to be met at each quarter-end through the maturity dates for these notes. Failure to meet these covenant tests would give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions under the Credit Agreement would be triggered upon a default under the Notes. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

A universal shelf registration was declared effective by the Securities and Exchange Commission on October 29, 1999, for issuances up to $300 million of debt or equity securities. As of March 31, 2000, no securities were issued under the new universal shelf registration.

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


REGARDING  FORWARD-LOOKING  STATEMENTS
--------------------------------------

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's long-term business strategy of acquisitions; and the risks described from time to time in the Company's SEC reports. Some of the uncertainties that may affect future results are discussed in more detail in the Company's Annual Report on Form 10-K for the Transition Period ending December 31, 1999. All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward looking statements.

ITEM  3

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

The Company has experienced no material changes in its market risk exposure since the filing of its Form 10-K report for the Transition Period ended December 31, 1999.

Part  II        OTHER  INFORMATION
--------------------------------------------------------------------------------

Item  4  -  Submission of Matters to a Vote of Security-Holders

On April 20, 2000, the Company held the 1999 Annual Meeting of the Shareholders (for the Transition Period ended December 31, 1999). The following matters were approved by shareholders:

1.)     Election  to  the  Board of Directors for a three-year term one class of directors, consisting of George W. Peck IV and Richard A. Drexler. The vote totals were as follows:

        For            Withheld        Abstain
        ----------     --------        -------
        16,669,045          0          386,761

2.)     Ratification  of the appointment of Arthur Andersen LLP as the Company's independent public accountants. The votes cast for, votes cast against and abstentions were as follows:

        For            Against         Abstain
        ----------     --------        -------
        17,036,156     19,650             0


Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

 3.2     Amended  and  Restated  By-laws

27.1     Financial  Data  Schedule  for  period  ended  March  31,  2000.

(b)  Reports  on  Form  8-K

           None

                     EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION  OF  DOCUMENT
------          -------------------------

 3.2     Amended  and  Restated  By-laws.

27.1     Financial  Data  Schedule  for  period  ended  March  31,  2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ABC-NACO  Inc.




                              -----------------------------
                              James  P.  Singsank
                              Senior  Vice  President
                              and  Chief  Financial  Officer



                             -------------------------------
                              Brian  L.  Greenburg
                              Vice  President  and  Corporate  Controller
                              (Chief  Accounting  Officer)


Date:      May  10,  2000
     --------------------