Form 10-Q
period 2000-06-30
ABC NACO INC
filed 2000-08-14
CIK 913364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     June  30,  2000                                              0-22906
---------------------------                             ------------------------
For the Quarterly Period Ended                          Commission  File  Number


                                  ABC-NACO INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                               36-3498749
---------------------------.............................-----------------------
(State  or  other  jurisdiction of                         (I.R.S.  Employer
 incorporation  or  organization)                       Identification  Number)


           2001 Butterfield Road, Suite 502, Downers Grove, IL  60515
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

                                                         Yes  X        No
                                                            -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding  at  August 10, 2000
-----------------------------                     -----------------------------
COMMON STOCK, $.01 PAR  VALUE                          19,872,242 SHARES

                                  ABC-NACO INC.


                                      INDEX
                                                                            Page
                                                                            ----

Part  I    Financial  Statements

  Item  1   Unaudited  Consolidated  Financial  Statements

               Unaudited  Consolidated  Balance  Sheets                        3

               Unaudited  Consolidated  Statements  of  Operations             4

               Unaudited Consolidated Statements of Changes
                                   in Stockholders' Equity                     5

               Unaudited  Consolidated  Statements  of  Cash  Flows            6

               Notes  to  Unaudited Consolidated Financial Statements     7 - 16


  Item  2   Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations                              17 - 25

  Item  3   Quantitative and Qualitative Disclosures About Market Risk        25

Part  II    Other  Information

  Item  6   Exhibits  and  Reports  on  Form  8-K                             26


                                            ABC-NACO INC.

                                     CONSOLIDATED BALANCE SHEETS
                              As of June 30, 2000 and December 31, 1999
                                            (Unaudited)
(In  thousands,  except  share  data)
                                                                               June 30,    December 31,
                                                                                 2000         1999
                                                                              --------     -----------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                     $     35    $     351
    Accounts receivable, less allowances of $2,212 and $1,804, respectively.     99,855      79,617
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    111,151      94,132
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . .     13,708      12,401
    Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      8,657       8,680
                                                                              ----------  ----------

    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .    233,406     195,181
                                                                              ----------  ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,692       7,644
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .     47,270      42,268
    Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . .    281,589     267,189
    Patterns, tools, gauges and dies . . . . . . . . . . . . . . . . . . . .     13,912      14,610
    Construction in progress . . . . . . . . . . . . . . . . . . . . . . . .     21,442      28,302
                                                                              ----------  ----------
                                                                                371,905     360,013
    Less - Accumulated depreciation. . . . . . . . . . . . . . . . . . . . .   (129,854)   (115,003)
                                                                              ----------  ----------

        Net property, plant and equipment. . . . . . . . . . . . . . . . . .    242,051     245,010
                                                                              ----------  ----------

INVESTMENT IN UNCONSOLIDATED  JOINT VENTURES . . . . . . . . . . . . . . . .     14,535      13,886
                                                                              ----------  ----------

OTHER NONCURRRENT ASSETS - net . . . . . . . . . . . . . . . . . . . . . . .     43,035      38,394
                                                                              ----------  ----------

        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 533,027   $ 492,471
                                                                              ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term debt . . . . . . . . . . . . . . . . . .  $   7,916   $   6,207
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     83,460      89,678
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,959      42,983
                                                                              ----------  ----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    131,335     138,868
                                                                              ----------  ----------

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . . .    263,353     246,247
                                                                              ----------  ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,667       6,699
                                                                              ----------  ----------

OTHER NONCURRENT LIABILITIES. . .  . . . . . . . . . . . . . . . . . . . . .     14,385      13,978

COMMITMENTS AND CONTINGENCIES . .  . . . . . . . . . . . . . . . . . . . . .

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        300,000 shares issued and outstanding. . . . . . . . . . . . . . . .     28,425           -
    Common stock, $.01 par value; 25,000,000 shares authorized;
         19,872,242 and 19,372,242 issued and outstanding at
         6/30/00 and 12/31/99, respectively. . . . . . . . . . . . . . . . .        199         194
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .     94,965      79,240
    Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .     (5,026)      7,954
    Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . .     (1,276)       (709)
                                                                              ----------  ----------

        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .    117,287      86,679
                                                                              ----------  ----------

        Total liabilities and stockholders' equity . . . . . . . . . . . . .  $ 533,027   $ 492,471
                                                                              ==========  ==========
The accompanying notes to the unaudited consolidated financial statements are an integral  part  of these  consolidated  balance  sheets.



                                                 ABC-NACO INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Three and Six Months Ended June 30, 2000 and 1999
                                                  (Unaudited)

(In  thousands,  except  per  share  data)
                                                                    Three Months Ended        Six Months Ended
                                                                       June 30,                    June 30,
                                                                       --------                    --------

                                                                      2000       1999       2000       1999
                                                                    ---------  ---------  ---------  ---------
NET SALES                                                           $155,054   $163,229   $312,032   $329,944
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .   134,604    141,551    270,739    288,639
                                                                    ---------  ---------  ---------  ---------
        Gross profit . . . . . . . . . . . . . . . . . . . . . . .    20,450     21,678     41,293     41,305
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . . .    14,596     15,238     28,347     30,904
MERGER AND OTHER RESTRUCTURING CHARGES . . . . . . . . . . . . . .         -      5,829      1,589     21,925
                                                                    ---------  ---------  ---------  ---------
        Operating income (loss). . . . . . . . . . . . . . . . . .     5,854        611     11,357    (11,524)
EQUITY INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES. . . . . . .       854       (310)     1,307         87
INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . . . . .     6,056      4,317     12,228      8,570
AMORTIZATION OF DEFERRED FINANCING COSTS . . . . . . . . . . . . .       299        249        544        436
                                                                    ---------  ---------  ---------  ---------
         Income (loss) before income taxes and extraordinary item.       353     (4,265)      (108)   (20,443)
PROVISION (BENEFIT) FOR INCOME TAXES . . . . . . . . . . . . . . .       199      1,410        242     (2,403)
                                                                    ---------  ---------  ---------  ---------
         Income (loss) before extraordinary item . . . . . . . . .       154     (5,675)      (350)   (18,040)
EXTRAORDINARY ITEM, net of income tax of $2,062. . . . . . . . . .         -          -          -     (3,158)
                                                                    ---------  ---------  ---------  ---------

        Net income (loss). . . . . . . . . . . . . . . . . . . . .  $    154   $ (5,675)  $   (350)  $(21,198)
                                                                    =========  =========  =========  =========


EARNINGS PER SHARE DATA:
       Income (loss) before extraordinary item . . . . . . . . . .  $    154   $ (5,675)  $   (350)  $(18,040)
       Adjustment related to preferred stock . . . . . . . . . . .         -          -    (11,877)         -
       Preferred stock dividends. . . . . . . . . . . . . . .. . .      (600)         -       (753)         -
                                                                    ---------  ---------  ---------  ---------
       Adjusted loss before extraordinary item . . . . . . . . . .      (446)    (5,675)   (12,980)   (18,040)
       Extraordinary item. . . . . . . . . . . . . . . . . . . . .         -          -          -     (3,158)
                                                                    ---------  ---------  ---------  ---------
           Net loss available to common stockholders . . . . . . .  $   (446)  $ (5,675)  $(12,980)  $(21,198)
                                                                    =========  =========  =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
        Adjusted loss before extraordinary item. . . . . . . . . .  $  (0.02)  $  (0.31)  $  (0.67)  $  (0.99)
        Extraordinary item . . . . . . . . . . . . . . . . . . . .         -          -          -      (0.17)
                                                                    ---------  ---------  ---------  ---------
             Net loss available to common stockholders . . . . . .  $  (0.02)  $  (0.31)  $  (0.67)  $  (1.16)
                                                                    =========  =========  =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . . .    19,375     18,356     19,374     18,289
                                                                    =========  =========  =========  =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.



                                                   ABC-NACO INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the Six Months Ended June 30, 2000 and 1999
                                                    (Unaudited)

(In  thousands)
                                                                   Additional   Retained   Cumulative
                                          Preferred    Common      Paid-in     Earnings    Translation
                                            Stock       Stock      Capital    (Deficit)    Adjustment      Total
                                         -----------  ---------  -----------  ----------  -------------  ---------
BALANCE December  31, 1998. . . . . . .  $         -  $     184  $    67,981  $  28,888   $       (676)  $ 96,377
Comprehensive income (loss) . . . . . .            -          -            -    (21,198)           425    (20,773)
                                         -----------  ---------  -----------  ----------  -------------  ---------
BALANCE  June 30, 1999. . . . . . . . .  $         -  $     184  $    67,981  $   7,690   $       (251)  $ 75,604
                                         ===========  =========  ===========  ==========  =============  =========


BALANCE  December 31, 1999. . . . . . .  $         -  $     194  $    79,240  $   7,954   $       (709)  $ 86,679
 Comprehensive loss . . . . . . . . . .            -          -            -       (350)          (567)      (917)
 Preferred stock issued . . . . . . . .       28,425          -       11,877    (11,877)             -     28,425
 Preferred stock dividends earned . . .            -          -          753       (753)             -          -
 Shares issued in business acquisition.            -          5        3,095          -              -      3,100
                                         -----------  ---------  -----------  ----------  -------------  ---------
BALANCE  June 30, 2000. . . . . . . . .  $    28,425  $     199  $    94,965  $  (5,026)  $     (1,276)  $117,287
                                         ===========  =========  ===========  ==========  =============  =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                                                    ABC-NACO INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Three and Six Months Ended June 30, 2000 and 1999
                                                     (Unaudited)
(In  thousands)
                                                                           Three Months Ended     Six Months Ended
                                                                                June 30,              June 30,
                                                                          --------------------  -------------------
                                                                            2000       1999       2000       1999
                                                                          ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $154    $(5,675)     $(350)  $(21,198)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Extraordinary item. . . . . . . . . . . . . . . . . . . . . . .         -          -          -      3,158
         Merger and other restructuring charges. . . . . . . . . . . . .         -      5,829      1,589     21,925
         Equity (income) loss of unconsolidated joint ventures . . . . .      (854)       310     (1,307)       (87)
         Depreciation and amortization. . . . . . . . . . . . . . . . .      8,683      7,718     17,057     15,345
         Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       (28)       405         (9)     1,048
         Changes in certain assets and liabilities
                Accounts receivable - net. . . . . . . . . . . . . . . .     2,705     (2,974)   (19,938)   (10,794)
                Inventories. . . . . . . . . . . . . . . . . . . . . . .   (12,479)     7,057    (17,019)    10,149
                Prepaid expenses and other current assets. . . . . . . .      (847)    (3,270)    (1,307)   (18,510)
                Other noncurrent assets. . . . . . . . . . . . . . . . .      (237)        40     (1,320)      (109)
                Accounts payable and accrued expenses. . . . . . . . . .    (3,936)     6,923     (9,496)      (424)
                Other noncurrent liabilities . . . . . . . . . . . . . .        80      2,146       (160)     3,305
                                                                          ---------  ---------  ---------  ---------

                   Net cash provided by (used in) operating activities .    (6,759)    18,509    (32,260)     3,808
                                                                          ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures . . . . . . . . . . . . . . . . . . . . . .    (4,284)   (10,891)   (10,760)   (21,168)
        Dividends from unconsolidated joint venture. . . . . . . . . . .       658          -        658          -
        Cost of business acquisition. . . . . . . . . . . .. . . . . . .    (2,000)         -     (2,000)         -
                                                                          ---------  ---------  ---------  ---------
                   Net cash used in investing activities . . . . . . . .    (5,626)   (10,891)   (12,102)   (21,168)
                                                                          ---------  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under revolving lines of credit . . . . . . . . .    14,517        400     17,274     45,927
        Change in cash overdrafts. . . . . . . . . . . . . . . . . . . .    (2,138)    (5,125)         -     (4,289)
        Payment of term debt . . . . . . . . . . . . . . . . . . . . . .         -     (1,264)      (959)   (25,247)
        Borrowings of term debt. . . . . . . . . . . . . . . . . . . . .        44        507          -      3,507
        Payment of deferred financing costs. . . . . . . . . . . . . . .        (3)    (1,176)      (694)    (1,182)
        Issuance of convertible preferred stock. . . . . . . . . . . . .         -          -     28,425          -
                                                                          ---------  ---------  ---------  ---------

                    Net cash provided by (used in) financing activities.    12,420     (6,658)    44,046     18,716
                                                                          ---------  ---------  ---------  ---------

                    Net change in cash . . . . . . . . . . . . . . . . .        35        960       (316)     1,356

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . .         -        560        351        164
                                                                          ---------  ---------  ---------  ---------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . .  $     35   $  1,520   $     35   $  1,520
                                                                          =========  =========  =========  =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

ABC-NACO  INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

ABC-NACO Inc. (the "Company") is a supplier of technologically advanced products and services to the freight railroad and flow control industries. The Company operates in three business segments: Rail Products, Rail Services and Systems, and Flow and Specialty Products, and has four technology centers around the world supporting its three business segments. The Company holds pre-eminent market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and the Company's Transition Report on Form 10-K for the five months ended December 31, 1999.

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

Unaudited results of operations for ABC and NACO prior to the Merger from January 1, 1999, to February 19, 1999 were (in thousands):

                                    ABC         NACO
                                 --------    ---------
                     Revenue     $ 52,659     $ 60,552
                     Net loss        (669)         (51)

On September 23, 1999, the Company's Board of Directors adopted a resolution changing the Company's fiscal year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The Company filed a Form 10-K transition report for the five-month transition period from August 1, 1999 to December 31, 1999 (the "Transition Period").


2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Inventories at June 30, 2000, and December 31, 1999, consisted of the following (in thousands):


                                       June 30,   December 31,
                                         2000         1999
                                      ---------  -------------
  Raw materials. . . . . . . . . . .  $  52,570     $   44,148
  Supplies and spare parts . . . . .      4,312          5,258
  Work in process and finished goods     54,269         44,726
                                      ---------  -------------

                                      $ 111,151     $   94,132
                                      =========     ==========

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

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at June 30, 2000 was 9.7%. Availability at June 30, 2000 was $16.6 million.

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

On March 8, 2000, the Company entered into a second Amendment and Restatement of the Credit Agreement that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Agreement, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Agreement. The
Company and its Lenders also modified other terms and conditions within the Credit Agreement including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. The currently applied margin of 300 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. The revolving line of credit now has scheduled commitment reductions as follows:
January  1,  2001-$10 million, June 30, 2001-$5.0 million, January 1, 2002-$10.0 million, June 30, 2002-$5.0 million and January 1, 2003-$15.0 million. The total commitment reductions aggregate to $45.0 million and will reduce the revolving credit commitment to a total of $155.0 million as of January 1, 2003. With the second Amendment and Restatement of the Credit Agreement, the Company was in compliance with the Credit Agreement as of December 31, 1999 and June 30, 2000.

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

The Company is required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes including minimum Operating Coverage Ratio, Minimum Consolidated Net Worth and Maximum Funded Debt to Capitalization. The Operating Coverage Ratio at June 30, 2000 was 2.43 with the minimum requirement under the
Note indenture of 2.40. The funded Debt to Capitalization ratio at June 30, 2000 was 70.3% with the maximum allowable under the Note indenture being 75.0%. These same leverage covenant tests are to be met at each quarter-end through the maturity dates for these Notes. Failure to meet these covenant tests would give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions under the Credit Agreement would be triggered upon a default under the Notes. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all.

The Company is expecting continuing softness in the demand for loose wheels and lower than normal sales activity with select other core products due to reduced new freight car production and the railroads ongoing cut-back of spending on discretionary maintenance and repair items. In addition, the Company anticipates a third quarter pre-tax special charge of $8.0 million to $12.0 million for permanent facility and operational consolidations associated with improved manufacturing process changes. As a result of these factors, the related impact on earnings in the third and fourth quarters of 2000 and based on its current operating budget, the Company may not be in compliance with the Operating Coverage Ratio covenant applicable to the Notes, at the fiscal quarters ended September 30, 2000 and December 31, 2000, unless the covenant is amended. An event of default under the Indenture would constitute a default under the Credit Facility as well. In addition, the Company may not be in compliance with the Leverage Ratio, Senior Leverage Ratio and Interest Coverage Ratio covenants of the Credit Agreement at the fiscal quarter ended 9/30/00, and the Leverage Ratio and the Senior Leverage ratio covenants at the fiscal quarter ended 12/31/00, unless the covenants are amended for those respective periods.

To address these issues, the Company has commenced on August 3, 2000, a consent solicitation seeking the consent of the holders of it Notes to an amendment to change the Operating Coverage Ratio to 1.8:1.0 from the current ratio of 2.4:1.0. As part of the consent solicitation, the annual interest rate for the Notes would increase from 9 1/8% (per annum) to 10 1/2% for the current 9 1/8% Notes and from 8 3/4% to 10 1/2% for the 8 3/4% Notes. Other than the annual interest rate, none of the maturity dates, payment provisions, redemption provisions, or any other similar terms of the Notes will be amended as a result of the proposed amendments. The expiration date for the consent solicitation is August 30, 2000, and if the amendments are approved, the increased annual interest rates will become effective October 1, 2000 and the Operating Coverage Ratio will become effective for the quarter ended September 30, 2000. In addition, the Company has begun discussions with its agent bank to modify appropriate covenants in the Credit Facility. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

A universal shelf registration was declared effective by the Securities and Exchange Commission on October 29, 1999, for issuances up to $300 million of debt or equity securities. As of June 30, 2000, no securities were issued under the new universal shelf registration.


4.     CONVERTIBLE  PREFERRED  STOCK

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has voting rights under certain circumstances and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock ($28.4 million after offering costs) were applied to reduce the outstanding indebtedness under the Company's Credit Facility.

While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million offset by $1.6 million of transaction costs, with the $11.9 million credited to additional paid-in capital. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders. Additionally, the preferred stock earned actual dividends of $0.8 million during the six months ended June 30, 2000. Both the actual and deemed dividends are deducted from the net loss for the three and six months ended June 30, 2000 to arrive at loss available to common stockholders in the earnings per share calculations for those periods.

In such calculations, other common stock equivalents, which would have increased diluted shares by 3,333,000 for the three months and six months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would be antidilutive.


5.     MERGER  AND  OTHER  RESTRUCTURING  COSTS

During the six months ended June 30, 2000, the Company recorded $1.6 million of Merger and other restructuring charges. This charge included cash employee severance costs for 35 salaried employees and 30 hourly plant employees and was part of the Company's year-long effort to eliminate duplicate functions and to improve operating efficiencies as a result of the Merger. As of June 30, 2000, all of these employees have been terminated and $1.1 million of related costs were paid.

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

The following table is a summary roll forward of the Merger and other restructuring reserves recorded in 1999 and in the first quarter of 2000, through June 30, 2000 (in thousands):


                                              Aggregate Charge    Deductions   Balance
                                              -----------------  ------------  --------
Cash provisions:
   Merger advisory and other fees. . . . . .  $             9.5  $      (9.5)  $      -
   Employee severance. . . . . . . . . . . .                7.9         (6.7)       1.2
   Idle facility and property disposal costs                1.4         (1.3)       0.1
   Relocation of operations. . . . . . . . .                2.1         (2.1)         -
                                              -----------------  ------------  --------
      Total cash costs . . . . . . . . . . .               20.9  $     (19.6)  $    1.3
                                                                 ============  ========
Non-cash asset writedowns. . . . . . . . . .                2.2
                                              -----------------
      Total. . . . . . . . . . . . . . . . .  $            23.1
                                              =================

The remaining cash costs are expected to be expended during the next six to nine months.


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


Rail  Products     Freight  car  and  locomotive  castings
Rail Services and Systems Specialty trackwork, wheel assembly and signal systems Flow and Specialty Products Valve housing and related castings

The Company realigned its segments during the Transition Period to better reflect the organizational and marketing changes that were enacted within the Company. The Company's trackwork product line which previously had been reported as part of the Rail Products segment is now included as part of the Rail Services and Systems segment. In addition, the Company for strategic reasons, placed its metal brake shoe foundry into the Flow and Specialty Products segment. The current and historical segment financial information has been restated to reflect these changes. Management continually evaluates its internal structure and aligns its reporting structure to maximize its operating results. Changes to segment reporting are made to reflect the way management evaluates its businesses.

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

The following tables present a summary of operating results by segment and a reconciliation to the Company's consolidated totals (in thousands):

                                            Three months ended      Six months ended
                                                 June 30,              June 30,
 REVENUES                                     2000       1999       2000       1999
------------------------------------------  ---------  ---------  ---------  ---------
 Rail Products . . . . . . . . . . . . . .  $ 71,312   $ 98,082   $150,467   $197,363
 Rail Services and Systems . . . . . . . .    74,049     60,442    139,269    122,300
 Flow and Specialty Products . . . . . . .    20,733     16,922     43,889     33,900
                                            ---------  ---------  ---------  ---------
     Total Reportable Segments . . . . . .   166,094    175,446    333,625    353,563
 Elimination and Other . . . . . . . . . .   (11,040)   (12,217)   (21,593)   (23,619)
                                            ---------  ---------  ---------  ---------
         Total . . . . . . . . . . . . . .  $155,054   $163,229   $312,032   $329,944
                                            =========  =========  =========  =========

 OPERATING INCOME. . . . . . . . . . . . .    2000       1999       2000       1999
------------------------------------------  ---------  ---------  ---------  ---------
 Rail Products . . . . . . . . . . . . . .  $  5,125   $ 11,212   $ 10,741   $ 19,270
 Rail Services and Systems . . . . . . . .     5,387      2,320     10,042      4,484
 Flow and Specialty Products . . . . . . .     2,580        875      5,853      2,249
                                            ---------  ---------  ---------  ---------
     Total Reportable Segments . . . . . .    13,092     14,407     26,636     26 003
 Elimination and Other . . . . . . . . . .    (7,238)   (13,796)   (15,279)   (37,527)
                                            ---------  ---------  ---------  ---------
         Total . . . . . . . . . . . . . .  $  5,854   $    611   $ 11,357   $(11,524)
                                            =========  =========  =========  =========

7.     BUSINESS  ACQUISITIONS

On October 29, 1999, the Company acquired all outstanding common stock of COMETNA - Companhia Metalurgica Nacional, S.A. (Cometna) located in Lisbon, Portugal for $8.3 million, or 674,796 shares, of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment.

On June 23, 2000, the Company acquired certain assets of Donovan Demolition, Inc. ("Donovan") located in Danvers, Illinois. In addition, the Company acquired a patent from a shareholder of Donovan. The total purchase price of $7.6 million for these assets included $2.0 million in cash, a $2.5 million note and 500,000 shares of the Company's common stock valued at $3.1 million. The Donovan bargain purchase amount of $2.6 million has been deducted from the appraised value of property, plant and equipment.

These acquisitions were accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the acquired businesses were revalued to estimated fair values as of the acquisition dates. Management used its best judgement and available information in estimating the fair value of those assets and liabilities. Any changes to those estimates are not expected to be material. The operating results of the acquired businesses are included in the Company's consolidated statements of operations from their acquisition dates.


8.     UNCONSOLIDATED  JOINT  VENTURES

The Company owns 50% of Anchor Brake Shoe, L.L.C. (''Anchor''). Anchor designs, manufactures, markets and sells railcar composite brake shoes. The Company's investment in Anchor was $7.1 million as of June 30, 2000. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a future change in control situation. Additionally, the other partner has an option which it can exercise as of April 1, 2001, to purchase the Company's interest in Anchor.

Summarized financial information for Anchor for the three and six months ended June 30, 2000, and 1999 is as follows (in thousands):

                       Three Months            Six Months
                         Ended                   Ended
                        June 30,                June 30,
                      -------------           -----------
                      2000    1999            2000    1999
                     -------  -----------    ------  ------
Net sales. .         $4,649  $4,863          $9,739  $9,996
Gross profit          1,385   1,451           2,809   3,124
Net income .            737     707           1,509   1,778

In addition, the Company has other joint venture arrangements which are not significant to the Company's results of operations.


9.     SUPPLEMENTAL  CASH  FLOW

A  summary  of  supplemental  cash  flow  information  follows  (in  thousands):


                                       Three months ended        Six months ended
                                            June 30,                  June 30,
                                        2000        1999           2000     1999
                                      ---------   -------        -------   -------
Interest paid in cash. . . . . . . .  $   5,033   $4,086         $11,580   $7,747
Income taxes paid (received) in cash         89       18          (1,409)     625
Acquisition of businesses (Note 7):
  Working capital, except cash . . .        300        -             300        -
  Property, plant and equipment and
  acquisition- related costs . . . .      2,800        -           2,800        -
  Other noncurrent assets. . . . . .      4,500        -           4,500        -
  Acquisition debt . . . . . . . . .     (2,500)       -          (2,500)       -
  Stock issuance . . . . . . . . . .     (3,100)       -          (3,100)       -
                                      ----------   -----        ---------   ------
     Net cash used . . . . . . . . .  $   2,000   $    0         $ 2,000   $    0
                                      =========   ======         =======   =======

ITEM  2
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

In the aggregate, the Company operates 20 U.S manufacturing plants in 12 states; plants in Sahagun, Mexico, Mexico City, Mexico, Lisbon, Portugal, Leven, Scotland and Dominion, Canada; has unconsolidated joint ventures with plants in Illinois, China and Mexico; and has other facilities (administrative, engineering, etc.) in 4 U.S. states.

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

Rail  Products-Freight  car  and  locomotive  castings
Rail Services and Systems-Specialty trackwork, wheel assembly and signal systems Flow and Specialty Products-Valve housing and related castings

------

RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  June  30,  2000  Compared  To  Three  Months June 30, 1999

Net Sales. Consolidated net sales decreased $8.2 million or 5.0% to $155.1 million in 2000. The decline in the new freight car build rate, the impact of higher fuel prices and the related reduced spending for maintenance and other discretionary programs by railroads, have negatively impacted consolidated sales for the Company beyond previous expectations. Sales within the Rail Products Segment decreased $26.8 million or 27.3% from $98.1 million in 1999 to $71.3 million in 2000. High fuel prices, which in turn resulted in reduced spending on maintenance items such as loose wheels by the railroads, contributed to significantly reduced sales within this segment. Sales within the Rail Services and Systems Segment increased 22.5% to $74.0 million in 2000 from $60.4 million in 1999. The increase versus the same quarter of 1999 is primarily due to the Company's long-term supply agreement with the Union Pacific Railroad to supply and service wheel sets for its North American operations. This agreement took effect in November 1999. Sales within the Flow and Specialty Products Segment also increased 22.5% from $16.9 million in 1999 to $20.7 million in 2000. The surge in oil prices has generated additional demand for exploration, which in turn has increased demand for valve bodies sold by this segment.

Gross Profit. Consolidated gross profit decreased 5.7% to $20.5 million in 2000 from $21.7 million in 1999. Gross profit for the three months ended June 30, 2000 includes $1.2 million for vendor rebates, compared to none recorded in the comparable period for 1999. Despite low sales activity during the period, gross margin of 13.2% of net sales in 2000 is only slightly below 1999 margin of 13.3%, largely due to operating efficiencies resulting from the Merger. Gross profit within the Rail Products Segment decreased 40.3% to $8.8 million in 2000. Profit shortfalls in this segment reflected lower sales volume. Within the Rail Services and Systems segment, gross profit of $8.0 million increased 55.4% versus 1999. Strong sales growth, reflecting the Company's long-term supply agreement with the Union Pacific Railroad, resulted in improved margins. Gross profit within the Flow and Specialty Products Segment more than doubled in 2000 to $3.7 million versus $1.8 million in 1999. Solid operational performance maximized profits on the higher sales activity within this group, which resulted in margins increasing to 17.8% of sales in 2000 versus 10.8% last year.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses decreased $0.6 million or 4.2%. The decrease in expenses between periods primarily reflects expected operating efficiencies stemming from the Merger.

Merger and Other Restructuring Costs. The Company incurred an after-tax charge of $5.8 million in the prior year quarter relative to the direct costs associated with the Merger. The Merger related charge included advisory fees, employee severance obligations and other general expenses. Refer to Footnote
(5)  for  a  more  detailed  description  of  these  costs.


Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures improved to $0.9 million in 2000 versus a loss of $0.3 million in 1999. Improving volumes in the China wheel business, along with continued earnings growth from the brake shoe joint venture contributed to this gain.

Interest Expense. Interest expense, excluding the effect of capitalizing $0.1 million of interest in 2000 and $0.4 million in 1999, increased $1.7 million to $6.1 million in 2000. This increase was attributable to higher borrowing levels and increased borrowing rates.

Net Income (Loss). Net income of $0.2 million for the current period compares favorably to a loss in the prior year's quarter of $ 5.7 million. 1999 second quarter results were impacted by an after-tax special charge of $5.8 million related to the merger. Including the effect of preferred stock dividends in 2000, and Merger related charges in 1999, earnings per share in the current quarter was a loss of $0.02 versus a loss of $0.31 in the corresponding quarter of 1999.


Six  Months  Ended  June  30,  2000  Compared  To  Six  Months  June  30,  1999

Net Sales. Year-to-date consolidated net sales of $312.0 million in 2000 is 5.4% lower than 1999 net sales of $329.9 million for the corresponding six-month period. Significant market softness in the Rail Products Segment is only partially offset by good sales growth year-to-year in the Company's other two primary segments. Sales within the Rail Products Segment through six months decreased 23.7% or $46.9 million to $150.5 million in 2000. The impact of high fuel prices, resulting in reduced spending on maintenance items such as loose wheels by the railroads, have negatively impacted sales within this segment year-to-date. Sales of $139.3 million within the Rail Services and Systems Segment in 2000 are 13.9% higher than 1999 sales of $122.3 million, in part due to the Company's November 1999 long-term supply agreement with the Union Pacific Railroad to supply and service wheel sets for its North American operations. Increased demand for valve bodies due to additional demand for fuel exploration has resulted in a 29.5% sales increase within the Flow and Specialty Products Segment year-to-year. Sales increased from $33.9 million in 1999 to $43.9 million in 2000.

Gross Profit. Six-month consolidated gross profit of $41.3 million in 2000 is equal to 1999 gross profit despite lower overall sales activity. Gross margin of 13.2% of net sales in 2000 compares favorably to 12.5% of net sales one year ago despite lower sales, due largely to efficiencies resulting from the Merger. Gross profit for the six months ended June 30, 200 includes $1.2 million for vendor rebates, compared to none recorded in the comparable period of 1999. Rail Products gross profit declined $8.6 million or 32.1% to $18.2 million in 2000 from $26.9 million in 1999. Profit shortfalls in this segment reflect low sales volume due to rail supply industry market conditions previously described. Within the Rail Services and Systems segment, gross profit increased 37.8% or $4.0 million to $14.7 million in 2000 versus $10.6 million in 1999. Increased sales contribute to improved margins. Gross profit within the Flow and Specialty Products Segment increased to $8.1 million in 2000 versus $4.2 million in 1999. Margins in this group improved to 18.5% of net sales in 2000 versus 12.3% in 1999.


Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses are down $2.6 million or 8.3% year-to-year due primarily to expected operating efficiencies stemming from the Merger.

Merger and Other Restructuring Costs. During the six months ended June 30, 2000, the Company recorded $1.6 million of Merger and other restructuring charges. This charge included cash employee severance costs for 35 salaried employees and 30 hourly plant employees and was part of the Company's long-term effort to eliminate duplicate functions and improve operating efficiencies as a result of the Merger. As of June 30, 2000, all of these employees have been terminated and $1.1 million of related costs were paid. The Company incurred a pre-tax charge of $21.9 million in the six months ended June 30, 1999 relative to the direct costs associated with the February 19, 1999 Merger between ABC Rail Products and NACO as well as costs associated with the restructuring of the Track Products Group. The Merger related charge totaled $18.4 million on a pre-tax basis and included advisory fees, employee severance obligations and other general expenses. The Track Products Group's restructuring charge totaled $3.5 million on a pre-tax basis and included costs for shutting down facilities, employee severance obligations and other general expenses.

Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures improved to $1.3 million in 2000 versus $0.1 million in 1999. Improving volumes in the China wheel business, along with continued earnings from the brake shoe joint venture contributed to this gain, which was mostly realized in the second quarter of 2000.

Interest Expense. Interest expense, excluding the effect of capitalizing $0.1 million of interest in 2000 and $0.7 million in 1999, increased $3.7 million to $12.2 million in 2000. This increase was attributable to higher borrowing levels and increased borrowing rates.

Extraordinary Item. On February 19, 1999, the Company, in conjunction with the Merger, entered into a new credit facility with a syndicate of financial institutions. This triggered the write-off of unamortized deferred financing balances, make whole payments and early termination fees that resulted form the extinguishment of the old debt. The after-tax charge recorded to account for these items was $3.2 million.

Net Loss. Net loss of $0.4 million for the current six-month period compares favorably to a prior year loss of $21.2 million. 1999 first half results were impacted by a pre-tax charge of $21.9 million for Merger and other restructuring costs and an after-tax extraordinary loss of $3.2 million described above. 2000 results include a pre-tax charge of $1.6 million of Merger and other Restructuring Charges. Including the effect of preferred stock dividends in 2000, and Merger related charges and extraordinary losses in 1999 and in 2000, earnings per share in the current six-month period was a loss of $0.67 versus a loss of $1.16 in the corresponding six-months of 1999.



LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

For the six months ended June 30, 2000, net cash used in operating activities totaled $32.3 million compared to net cash provided by operating activities of $3.8 million in 1999. The decrease in operating cash flow is due primarily to increases in the Company's inventory and receivable levels. The increase in inventory relates to the initial stock levels required to implement the service agreement with Union Pacific Railroad Company, and a slow-down in overall orders at the end of the quarter. The Company expects inventory levels to reduce to more normal levels as it moves beyond the initial implementation stage of the service agreement with Union Pacific Railroad. Receivable levels at December 31, 1999 were abnormally low compared to historical amounts.

On October 29, 1999, the Company acquired all outstanding common stock of COMETNA - Companhia Metalurgica Nacional, S.A. (Cometna) located in Lisbon, Portugal for $8.3 million or 674,796 shares of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment.

On June 23, 2000, the Company acquired certain assets of Donovan Demolition, Inc. ("Donovan") located in Danvers, Illinois. In addition, the Company acquired a patent from a shareholder of Donovan. The total purchase price of $7.6 million for these assets included $2.0 million in cash, a $2.5 million note and 500,000 shares of the Company's common stock valued at $3.1 million. The Donovan bargain purchase amount of $2.6 million has been deducted from the appraised value of property, plant and equipment.

Capital expenditures during the six months ended June 30, 2000 and 1999 were $10.8 million and $21.2 million, respectively. Capital spending during the second half of 2000 will be reduced to less than the first half-year spending level as most of the major initiatives started in 1999 to improve operating processes are nearing their final stages of completion. In total, capital spending will be approximately $4.0 million less than the Company's full-year original projection of $25.0 million.

For six months ended June 30, 2000 and 1999, net cash provided by financing activities totaled $44.0 million and $18.7 million, respectively. The net increase in 2000 was primarily funded through the Company's issuance of its Series B cumulative convertible preferred stock along with increased borrowing on the Company's existing Credit Facility, each as described below.

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

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at June 30, 2000 was 9.7%. Availability at June 30, 2000 was $16.6 million.

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

On March 8, 2000, the Company entered into a second Amendment and Restatement of the Credit Agreement that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Agreement, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Agreement. The
Company and its Lenders also modified other terms and conditions within the Credit Agreement including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. The currently applied margin of 300 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. The revolving line of credit now has scheduled commitment reductions as follows:
January  1,  2001-$10 million, June 30, 2001-$5.0 million, January 1, 2002-$10.0 million, June 30, 2002-$5.0 million and January 1, 2003-$15.0 million. The total commitment reductions aggregate to $45.0 million and will reduce the revolving credit commitment to a total of $155.0 million as of January 1, 2003. With the second Amendment, the Company was in compliance with the Credit
Agreement  as  of  December  31,  1999  and  June  30,  2000.

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

The Company is required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes including minimum Operating Coverage Ratio, Minimum Consolidated Net Worth and Maximum Funded Debt to Capitalization. The Operating Coverage Ratio at June 30, 2000 was 2.43 with the minimum requirement under the
Note indenture of 2.40. The funded Debt to Capitalization ratio at June 30, 2000 was 70.3% with the maximum allowable under the Note indenture being 75.0%. These same leverage covenant tests are to be met at each quarter-end through the maturity dates for these Notes. Failure to meet these covenant tests would give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions under the Credit Agreement would be triggered upon a default under the Notes. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all.

The Company is expecting continuing softness in the demand for loose wheels and lower than normal sales activity with select other core products due to reduced new freight car production and the railroads ongoing cut-back of spending on discretionary maintenance and repair items. In addition, the Company anticipates a third quarter pre-tax special charge of $8.0 million to $12.0 million for permanent facility and operational consolidations associated with improved manufacturing process changes. As a result of these factors, the related impact on earnings in the third and fourth quarters of 2000 and based on its current operating budget, the Company may not be in compliance with the Operating Coverage Ratio covenant applicable to the Notes, at the fiscal quarters ended September 30, 2000 and December 31, 2000, unless the covenant is amended. An event of default under the Indenture would constitute a default under the Credit Facility as well. In addition, the Company may not be in compliance with the Leverage Ratio, Senior Leverage Ratio and Interest Coverage Ratio covenants of the Credit Agreement at the fiscal quarter ended 9/30/00, and the Leverage Ratio and the Senior Leverage ratio covenants at the fiscal quarter ended 12/31/00, unless the covenants are amended for those respective periods.


To address these issues, the Company has commenced on August 3, 2000, a consent solicitation seeking the consent of the holders of it Notes to an amendment to change the Operating Coverage Ratio to 1.8:1.0 from the current ratio of 2.4:1.0. As part of the consent solicitation, the annual interest rate for the Notes would increase from 9 1/8% (per annum) to 10 1/2% for the current 9 1/8% Notes and from 8 3/4% to 10 1/2% for the 8 3/4% Notes. Other than the annual interest rate, none of the maturity dates, payment provisions, redemption provisions, or any other similar terms of the Notes will be amended as a result of the proposed amendments. The expiration date for the consent solicitation is August 30, 2000, and if the amendments are approved, the increased annual interest rates will become effective October 1, 2000 and the Operating Coverage Ratio will become effective for the quarter ended September 30, 2000. In addition, the Company has begun discussions with its agent bank to modify appropriate covenants in the Credit Facility. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

A universal shelf registration was declared effective by the Securities and Exchange Commission on October 29, 1999, for issuances up to $300 million of debt or equity securities. As of June 30, 2000, no securities were issued under the new universal shelf registration.

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has certain voting rights and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock ($28.4 million after offering costs) were applied to reduce the outstanding indebtedness under the Company's Credit Facility.

While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million offset by $1.6 million of transaction costs, with the $11.9 million credited to additional paid-in capital. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders. Additionally, the preferred stock earned actual dividends of $0.8 million during the six months ended June 30, 2000. Both the actual and deemed dividends are deducted from the net loss for the three and six months ended June 30, 2000 to arrive at loss available to common stockholders in the earnings per share calculations for those periods.

In such calculations, other common stock equivalents, which would have increased diluted shares by 3,333,000 for the three months and six months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would be antidilutive.

During the quarter ending January 31, 1999, the Company suspended its previous plan to construct a plant in central Illinois to process used rail into reusable heat-treated and head-hardened rail. The project is being re-evaluated by the Company. The machinery and equipment built is being stored pending completion of a revised business plan. The total investment to date for this project is $11.6million.



RISK  MANAGEMENT
----------------

Foreign  Currency

As a Company with multi-national operations, many of the Company's transactions are denominated in foreign currencies. The Company uses financial instruments to hedge or reduce its overall exposure to the effects of currency fluctuations on its cash flows. The Company's policy is not to speculate in such financial instruments for profit or gain. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its ABC-NACO de Mexico subsidiary located in Sahagun, Mexico and its Cometna subsidiary located in Lisbon, Portugal. At June 30, 2000, the Company had approximately $38.5 million of foreign currency option collar contracts outstanding with expiration dates through March, 2001, hedging manufacturing cost exposures within its ABC-NACO de Mexico subsidiary. Also at June 30, 2000, the Company had $4.0 million of foreign currency forward contracts outstanding relating to forecasted U.S. dollar transactions within its Cometna subsidiary with expiration dates through March, 2001.

Interest  Rate

From time to time, the Company enters into various interest rate hedging transactions for purposes of managing exposures to fluctuations in interest rates. Currently, the Company hedges a portion of its exposure to fluctuations in LIBOR interest rates through the use of an interest rate reversion swap. This swap effectively converts a portion of the Company's outstanding credit facility borrowings from a floating LIBOR rate to a fixed rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating LIBOR rate of interest.

At June 30, 2000, the Company had $25.0 million of interest rate reversion swap contracts outstanding.

REGARDING  FORWARD-LOOKING  STATEMENTS
--------------------------------------

This report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's long-term business strategy of acquisitions; and the risks described from time to time in the Company's SEC reports. Some of the uncertainties that may affect future results are discussed in more detail in the Company's Annual Report on Form 10-K for the Transition Period ending December 31, 1999. All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward looking statements.

ITEM  3

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

The Company has experienced no material changes in its market risk exposure since the filing of its Form 10-K report for the Transition Period ended December 31, 1999.

For further description regarding foreign currency and interest rate hedging risks, refer to the Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

Part  II                 OTHER  INFORMATION


Item  6  -  Exhibits  and  Reports  on  Form  8-K

     (a)    Exhibits

              27.1     Financial  Data Schedule for period ended June 30, 2000.

     (b)    Reports  on  Form  8-K
              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ABC-NACO  Inc.
                              (Registrant)



                           By:
                              -----------------------
                              J.  P.  Singsank
                              Senior  Vice  President
                              and  Chief  Financial  Officer


                            By:
                               ----------------------
                              Larry  A.  Boik
                              Vice  President  and  Corporate  Controller
                              (Chief  Accounting  Officer)


Date:      August  14,  2000
     -----------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION  OF  DOCUMENT
------          -------------------------


27.1          Financial  Data  Schedule  for  quarter  ended  June  30,  2000.