Form 10-Q
period 2000-09-30
ABC NACO INC
filed 2000-11-14
CIK 913364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     September  30,  2000                                              0-22906
---------------------------                             ------------------------
For the Quarterly Period Ended                          Commission  File  Number


                                  ABC-NACO INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                               36-3498749
---------------------------.............................-----------------------
(State  or  other  jurisdiction of                         (I.R.S.  Employer
 incorporation  or  organization)                       Identification  Number)


           2001 Butterfield Road, Suite 502, Downers Grove, IL  60515
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


         Class                                 Outstanding  at  November 7, 2000
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

                                  ABC-NACO INC.


                                      INDEX
                                                                            Page
                                                                            ----

Part  I    Financial  Statements

  Item  1   Unaudited  Consolidated  Financial  Statements

               Unaudited  Consolidated  Balance  Sheets                        3

               Unaudited  Consolidated  Statements  of  Operations             4

               Unaudited Consolidated Statements of
                                   Stockholders' Equity                        5

               Unaudited  Consolidated  Statements  of  Cash  Flows            6

               Notes  to  Unaudited Consolidated Financial Statements     7 - 18


  Item  2   Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations                              19 - 29

  Item  3   Quantitative and Qualitative Disclosures About Market Risk        29

Part  II    Other  Information

  Item  6   Exhibits  and  Reports  on  Form  8-K                             30


                                             ABC-NACO INC.
                                      CONSOLIDATED BALANCE SHEETS
                             As of September 30, 2000 and December 31, 1999
                                            (UNAUDITED)
(In  thousands,  except  share  data)
                                                                                  Sept. 30,  December 31,
                                                                                   2000          1999
                                                                                   ----          ----
ASSETS
------
CURRENT  ASSETS:

Cash and cash equivalents                                                             $443        $351
    Accounts receivable, less allowances of $1,724 and $1,804, respectively . .     95,450      79,617
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    104,517      94,132
    Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .     10,996      12,401
    Prepaid income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,253       8,680
                                                                                 ----------  ----------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    228,659     195,181
                                                                                 ----------  ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,557       7,644
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . .     47,022      42,268
    Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .    284,028     267,189
    Patterns, tools, gauges and dies. . . . . . . . . . . . . . . . . . . . . .     14,864      14,610
    Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . . .     23,063      28,302
                                                                                 ----------  ----------
                                                                                   376,534     360,013
    Less - Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .   (135,972)   (115,003)
                                                                                 ----------  ----------

        Net property, plant and equipment . . . . . . . . . . . . . . . . . . .    240,562     245,010
                                                                                 ----------  ----------

INVESTMENT IN UNCONSOLIDATED  JOINT VENTURES. . . . . . . . . . . . . . . . . .     15,036      13,886
                                                                                 ----------  ----------

OTHER NON_CURRENT ASSETS - net. . . . . . . . . . . . . . . . . . . . . . . . .     43,462      38,394
                                                                                 ----------  ----------

        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 527,719   $ 492,471
                                                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . .  $   7,732   $   6,207
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     80,661      89,678
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43,392      42,983
                                                                                 ----------  ----------

        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .    131,785     138,868
                                                                                 ----------  ----------

LONG-TERM DEBT, less current maturities . . . . . . . . . . . . . . . . . . . .    272,765     246,247
                                                                                 ----------  ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,646       6,699
                                                                                 ----------  ----------

OTHER NON_CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .     13,582      13,978
                                                                                 ----------  ----------

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . . .          -           -

STOCKHOLDERS' EQUITY:
    Convertible Preferred stock, $1.00 par value; 1,000,000 shares authorized;
        300,000 shares issued and outstanding at September 30, 2000 . . . . . .     28,425           -
    Common stock, $.01 par value; 25,000,000 shares authorized;
         19,872,242 and 19,372,242 shares issued and outstanding, respectively.        199         194
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     95,565      79,240
    Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . .    (18,748)      7,954
    Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . .     (2,500)       (709)
                                                                                 ----------  ----------

        Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .    102,941      86,679
                                                                                 ----------  ----------

        Total liabilities and stockholders' equity. . . . . . . . . . . . . . .  $ 527,719   $ 492,471
                                                                                 ==========  ==========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                                                 ABC-NACO INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three and Nine Months Ended September 30, 2000 and 1999
                                                  (Unaudited)



(In  thousands,  except  per  share  data)
                                                                   Three Months Ended      Nine Months Ended
                                                                       September 30,         September 30,
                                                                       -------------         -------------
                                                                      2000       1999       2000       1999
                                                                    ---------  ---------  ---------  ---------
NET SALES                                                           $131,043   $145,072   $443,075   $475,016
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .   122,306    121,196    393,045    409,835
                                                                    ---------  ---------  ---------  ---------
        Gross profit . . . . . . . . . . . . . . . . . . . . . . .     8,737     23,876     50,030     65,181
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . . .    14,645     13,055     42,992     43,959
MERGER AND OTHER RESTRUCTURING CHARGES . . . . . . . . . . . . . .     9,838          -     11,427     21,925
                                                                    ---------  ---------  ---------  ---------
        Operating income (loss). . . . . . . . . . . . . . . . . .   (15,746)    10,821     (4,389)      (703)
EQUITY INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES. . . . . .       950       (411)     2,257       (324)
INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . . . . .     6,655      4,543     18,883     13,113
AMORTIZATION OF DEFERRED FINANCING COSTS . . . . . . . . . . . . .       464        306      1,008        742
                                                                    ---------  ---------  ---------  ---------
         Income (loss) before income taxes and extraordinary item.   (21,915)     5,561    (22,023)   (14,882)
PROVISION (BENEFIT) FOR INCOME TAXES . . . . . . . . . . . . . . .    (8,793)     1,691     (8,551)      (712)
                                                                    ---------  ---------  ---------  ---------
         Income (loss) before extraordinary item . . . . . . . . .   (13,122)     3,870    (13,472)   (14,170)
EXTRAORDINARY ITEM, net of income tax of $2,062. . . . . . . . . .         -          -          -     (3,158)
                                                                    ---------  ---------  ---------  ---------

        Net income (loss). . . . . . . . . . . . . . . . . . . . .  $(13,122)  $  3,870   $(13,472)  $(17,328)
                                                                    =========  =========  =========  =========


EARNINGS PER SHARE DATA:
       Income (loss) before extraordinary item . . . . . . . . . .  $(13,122)  $  3,870   $(13,472)  $(14,170)
       Adjustment related to preferred stock . . . . . . . . . . .         -          -    (11,877)         -
       Preferred stock dividends . . . . . . . . . . . . . . . . .      (600)         -     (1,353)         -
                                                                    ---------  ---------  ---------  ---------
       Adjusted income (loss) before extraordinary item. . . . . .   (13,722)     3,870    (26,702)   (14,170)
       Extraordinary item. . . . . . . . . . . . . . . . . . . . .         -          -          -     (3,158)
                                                                    ---------  ---------  ---------  ---------
           Net income (loss) available to common stockholders. . .  $(13,722)  $  3,870   $(26,702)  $(17,328)
                                                                    =========  =========  =========  =========

BASIC EARNINGS PER SHARE:
        Adjusted income (loss) before extraordinary item . . . . .  $  (0.69)  $   0.21   $  (1.36)  $  (0.78)
        Extraordinary item . . . . . . . . . . . . . . . . . . . .         -          -          -      (0.17)
                                                                    ---------  ---------  ---------  ---------
             Net income (loss) available to common stockholders. .  $  (0.69)  $   0.21   $  (1.36)  $  (0.95)
                                                                    =========  =========  =========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . . .    19,872     18,379     19,572     18,318
                                                                    =========  =========  =========  =========

DILUTED EARNINGS PER SHARE:
        Adjusted income (loss) before extraordinary item . . . . .  $  (0.69)  $   0.21   $  (1.36)  $  (0.78)
        Extraordinary item . . . . . . . . . . . . . . . . . . . .         -          -          -      (0.17)
                                                                    ---------  ---------  ---------  ---------
             Net income (loss) available to common stockholders. .  $  (0.69)  $   0.21   $  (1.36)  $  (0.95)
                                                                    =========  =========  =========  =========

WEIGHTED AVERAGE SHARES AND STOCK EQUIVALENTS. . . . . . . . . . .    19,872     18,607     19,572     18,318
                                                                    =========  =========  =========  =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                                                     ABC-NACO INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               For the Nine Months Ended September 30, 2000 and 1999
                                                     (unaudited)

(In  thousands)                                                    Additional   Retained   Cumulative
                                                  Preferred Common   Paid-in    Earnings   Translation
                                                     Stock   Stock   Capital   (Deficit)    Adjustment     Total
                                                    -------  ------  --------  ----------  ------------  ---------
BALANCE, December 31, 1998 . . . . . . . . . . . .  $     -  $  184  $ 67,981  $  28,888   $      (676)  $ 96,377

  Comprehensive income (loss). . . . . . . . . . .        -       -         -    (17,328)          255    (17,073)

  Income tax benefit from exercised stock options.        -       -       300          -             -        300

  Common stock issued. . . . . . . . . . . . . . .        -       -       102          -             -        102
                                                    -------  ------  --------  ----------  ------------  ---------

BALANCE, September 30, 1999. . . . . . . . . . . .  $     -  $  184  $ 68,383  $  11,560   $      (421)  $ 79,706
                                                    =======  ======  ========  ==========  ============  =========

BALANCE, December 31, 1999 . . . . . . . . . . . .  $     -  $  194  $ 79,240  $   7,954   $      (709)  $ 86,679

  Comprehensive loss . . . . . . . . . . . . . . .        -       -         -    (13,472)       (1,791)   (15,263)

  Preferred stock issued . . . . . . . . . . . . .   28,425       -    11,877    (11,877)            -     28,425

  Preferred stock dividends earned . . . . . . . .        -       -     1,353     (1,353)            -          -

  Shares issued in business acquisition. . . . . .        -       5     3,095          -             -      3,100
                                                    -------  ------  --------  ----------  ------------  ---------

BALANCE, September 30, 2000. . . . . . . . . . . .  $28,425  $  199  $ 95,565  $ (18,748)  $    (2,500)  $102,941
                                                    =======  ======  ========  ==========  ============  =========

 The accompanying notes to the unaudited consolidated financial statements are an integral part of these consolidated statements.

                                                  ABC-NACO INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Three and Nine Months Ended September 30, 2000 and 1999
                                                   (UNAUDITED)
(In  thousands)
                                                                      Three Months Ended     Nine Months Ended
                                                                         September 30,          September 30,
                                                                        -------------           -------------
                                                                         2000       1999       2000       1999
                                                                       ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $(13,122)   $3,870    $(13,472)  $(17,328)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Extraordinary item . . . . . . . . . . . . . . . . . . . . .         -          -          -      3,158
         Merger and other restructuring charges . . . . . . . . . . .     9,838          -     11,427     21,925
         Equity (income) loss from unconsolidated joint ventures. . .      (950)       411     (2,257)       324
         Depreciation  and amortization . . . . . . . . . . . . . . .     8,200      8,179     25,257     23,524
         Deferred income taxes. . . . . . . . . . . . . . . . . . . .    (8,617)        60     (8,626)     1,108
         Changes in certain assets and liabilities, net of effect of business combinations
                Accounts receivable . . . . . . . . . . . . . . . . .     4,405     (5,006)   (15,533)   (15,800)
                Inventories . . . . . . . . . . . . . . . . . . . . .     6,634     (4,896)   (10,385)     5,253
                Prepaid expenses and other current assets . . . . . .     2,712      6,109      1,405    (12,401)
                Other noncurrent assets . . . . . . . . . . . . . . .      (346)    (2,108)    (1,666)    (2,217)
                Accounts payable and accrued expenses . . . . . . . .   (10,388)   (11,116)   (19,884)   (11,540)
                Other noncurrent liabilities. . . . . . . . . . . . .    (2,027)    (1,422)    (2,187)     1,883
                                                                       ---------  ---------  ---------  ---------

                   Net cash used in operating activities. . . . . . .    (3,661)    (5,919)   (35,921)    (2,111)
                                                                       ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures. . . . . . . . . . . . . . . . . . . . .    (4,928)   (11,467)   (15,688)   (32,635)
        Dividends from unconsolidated joint ventures. . . . . . . . .       449          -      1,107          -
        Business acquisition  . . . . . . . . . . . . . . . . . . . .         -          -     (2,000)         -
                                                                       ---------  ---------  ---------  ---------
                   Net cash used in investing activities. . . . . . .    (4,479)   (11,467)   (16,581)   (32,635)
                                                                       ---------  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under revolving lines of credit. . . . . . . .     9,875     16,147     27,149     62,074
        Change in cash overdrafts . . . . . . . . . . . . . . . . . .         -      2,766          -     (1,523)
        Payment of term debt. . . . . . . . . . . . . . . . . . . . .      (647)    (3,449)    (1,606)   (28,696)
        Borrowings of term debt . . . . . . . . . . . . . . . . . . .         -          -          -      3,507
        Payment of deferred financing costs . . . . . . . . . . . . .      (680)         -     (1,374)    (1,182)
        Exercised stock options . . . . . . . . . . . . . . . . . . .         -        402          -        402
        Issuance of convertible preferred stock . . . . . . . . . . .         -          -     28,425          -
                                                                       ---------  ---------  ---------  ---------

                    Net cash provided by financing activities . . . .     8,548     15,866     52,594     34,582
                                                                       ---------  ---------  ---------  ---------

                    Net change in cash. . . . . . . . . . . . . . . .       408     (1,520)        92       (164)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . .        35      1,520        351        164
                                                                       ---------  ---------  ---------  ---------

CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . .  $    443   $      -   $    443   $      -
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

2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Inventories at September 30, 2000, and December 31, 1999, consisted of the following (in thousands):

                                     September 30, December 31,
                                         2000          1999
                                    -------------  ------------
  Raw materials. . . . . . . . . . .  $    45,050    $44,148
  Supplies and spare parts . . . . .        8,830      5,258
  Work in process and finished goods       50,637     44,726
                                      -------------  -------

                                      $   104,517    $94,132
                                      ===========    =======


3.     DEBT

Senior Credit Facility
----------------------
Immediately after the consummation of the Merger, the Company entered into a new revolving credit facility (the "Credit Facility") with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provides the Company with a revolving line of credit of up to $200.0 million. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage and interest coverage, a minimum net worth restriction and restrictions on capital expenditures.

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base, which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at September 30, 2000 was 9.74%. Availability at September 30, 2000 was $6.0 million.

On October 12, 1999, the Company entered into an Amendment, Waiver and Release Agreement to the Credit Facility to release certain collateral related to its Mexican subsidiary and to reflect the change in the Company's fiscal year and reporting periods for covenant measurement purposes. The Company then entered into two subsequent modifications to the Credit Facility that were effective as of October 29, 1999 to modify certain of the financial leverage covenants in the Credit Facility which the Company otherwise would not have been in compliance with as of October 31, 1999.

On March 8, 2000, the Company entered into a Second Amendment and Restatement of the Credit Facility that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Facility, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Facility. The Company and its Lenders also modified other terms and conditions within the Credit Facility including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. With the Second Amendment and Restatement of the Credit Facility, the Company was in compliance with all covenants under the Credit Facility as of December 31, 1999.

On October 30, 2000, the Company entered into a Third Amended and Restated Credit Facility that was effective as of September 30, 2000 to modify certain of the financial covenants in the Credit Facility, which the Company otherwise would not have been in compliance with as of September 30, 2000. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio, Minimum Interest Coverage Ratio and Minimum EBITDA requirement. The amended covenant requirements as of, and for the twelve months ended September 30, 2000, and the actual results, in brackets, were as follows (all as defined): Maximum Consolidated Leverage Ratio - 7.50 (7.35), Maximum Senior Leverage Ratio -5.50 (5.39), Minimum Interest Coverage Ratio - 1.40 (1.53) and Minimum EBITDA - $38.0 million ($38.1 million). The corresponding requirements as of and for the twelve months ending December 31, 2000 are 7.55, 5.55, 1.30 and $38.0 million, respectively. The amendment modified the covenants through March 31, 2001, at which time the covenants will revert back to the covenants in place pursuant to the March 8, 2000 amendment. The lenders will consider further amendments to the covenants, if necessary, at that time, based on the progress made through that date on the Company's planned non-core asset disposition program.

The Company and its lenders also modified other terms and conditions within the Credit Facility including the pricing grid, which continues to be based upon the Company's Consolidated Leverage Ratio. The newly applied margin of 400 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. As a result of the Third Amended and Restated Credit Agreement, the revolving line of credit now has scheduled commitment reductions as follows: January 1, 2001 - $10.0 million, April 1, 2001 - $35.0 million, April 15, 2001 - $15.0 million.
These commitment reductions, which will ultimately reduce the revolving Credit Facility commitments to $140.0 million by April 15, 2001, are not expected to materially impair the Company's liquidity or capital resources position, as proceeds realized from the planned disposition of non-core assets (up to 85% of which are required to be used to pay down bank debt) are expected to offset the commitment reductions. The Company will also be assessed a significant cash penalty if outstanding borrowings are not reduced to $175 million by January 31, 2001.

Senior Subordinated Notes
-------------------------
On February 1, 1997, the Company completed an offering (the ''Offering'') of $50 million of 9 1/8% Senior Subordinated Notes (the ''9 1/8% Notes''). The 9 1/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The 9 1/8% Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the 9 1/8% Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, the Company completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B (the ''8 3/4% Notes'') due in 2004 with similar provisions as the 9 1/8% Notes.

The Company is required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes (together the "Notes") including minimum Operating Coverage Ratio, Minimum Consolidated Net Worth and Maximum Funded Debt to Capitalization. On August 3, 2000, the Company commenced a consent solicitation of its Note holders to approve amendments to certain provisions governing the Notes. Those amendments included a revision of the Operating Coverage Ratio requirement to 1.8:1.0 from 2.4:1.0 (including for the twelve month period ended September 30, 2000) and an increase in the interest coupon rate for all Notes to 10 1/2% effective October 1, 2000. The consent solicitation was successfully completed in late September 2000 and resulted in a $0.7 million payment to the Note holders in the form of a consent fee. The fee will be amortized as additional interest expense over the remaining life of the Notes. Other than the annual interest rate, none of the maturity dates, payment provisions, redemption provisions or other similar terms of the Notes were changed. The actual Operating Coverage Ratio at September 30, 2000 was 1.81 versus the amended minimum requirement of 1.80. The funded Debt to Capitalization ratio at September 30, 2000 was 73.7% with the maximum allowable under the Note indenture being 75.0%. These same covenant tests are to be met at the end of each quarter through the maturity dates for these Notes.

The Company has experienced continuing softness in the demand for loose wheels and lower than normal sales activity with select other core products due to reduced new freight car production and the railroads' ongoing cut-back of spending on discretionary maintenance and repair items. In addition, the Company recorded a third quarter pre-tax special charge of $9.8 million and anticipates a fourth quarter pre-tax charge of approximately $2.0 million, for permanent facility and operational consolidations associated with improved manufacturing process and other changes. While management's forecasts for the next four quarters reflect continued compliance with all of the amended covenants, the earnings impact of the factors described above and the timing and impact of key dispositions of non-core operating assets cannot be easily measured. Accordingly, compliance with these covenants over the ensuing quarters may depend upon further amendments.

Failure to meet the Credit Facility's or the Notes' covenant tests would give the respective creditors the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions under the Credit Facility would be triggered upon a default under the Notes. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all.

A universal shelf registration was declared effective by the Securities and Exchange Commission on October 29, 1999, for issuance up to $300 million of debt or equity securities. As of September 30, 2000, no securities were issued under the new universal shelf registration.

4.     CONVERTIBLE  PREFERRED  STOCK

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30.0 million. The preferred stock has voting rights under certain circumstances and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time after March 2003. The net proceeds received from the sale of preferred stock ($28.4 million after offering costs) were applied to reduce the outstanding indebtedness under the Company's Credit Facility.

While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million offset by $1.6 million of transaction costs, with the $11.9 million credited to additional paid-in capital. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders. Additionally, the preferred stock earned actual dividends of $1.4 million during the nine months ended September 30, 2000. Both the actual and deemed dividends are deducted from the net loss for the three and nine months ended September 30, 2000 to arrive at loss available to common stockholders in the earnings per share calculations for those periods.

In such calculations, other common stock equivalents, which would have increased diluted shares by 3,333,000 for the three months and nine months ended September 30, 2000, were not included in the computation of diluted earnings per share because the assumed exercise of such equivalents would be antidilutive.

5.     MERGER  AND  OTHER  RESTRUCTURING  COSTS

All of the Merger and other restructuring charges recorded by the Company since the Merger were computed based on actual cash payouts, management's estimate of realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The Company expects that these restructuring efforts will result in reduced operating costs, including lower salary and hourly payroll costs and depreciation/amortization.

The Company recorded a restructuring charge of $9.3 million in the quarter ended September 30, 2000 for costs associated with the planned closing of its Melrose Park, Illinois plant ($3.1 million), a reduction of multiple leased facilities in its Keokuk, Iowa operations ($0.6 million), additional costs associated with prior restructuring initiatives, and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($5.6 million).

Due largely to the implementation of Advanced Precision Casting processes in some of its other manufacturing facilities, the Company announced the closure of its Melrose Park, Illinois Rail Products facility, and recorded a $3.1 million restructuring charge for related closure costs. Total cash costs associated with the Melrose Park closure include $0.7 million of severance and related benefit costs for approximately 242 hourly and 42 salaried employees
(substantially all of whom are expected to be terminated during the fourth quarter of 2000) and $1.1 million of idle facility and property disposal costs expected to be incurred from the time of vacancy through the estimated sale date of the property. An additional $1.3 million of non-cash costs were recorded for the expected write-off of equipment to be scrapped or sold. The Company expects to cease production at this facility by year-end 2000, with the building sale to be completed within one year of its vacancy.

The Company recorded a $0.6 million charge for costs associated with a movement of its Keokuk, Iowa Flow and Specialty Products production, storage facilities and offices from multiple buildings into a new leased facility. Estimated cash costs of $0.5 million include duplicate lease and building security and utility costs for the vacated properties. Non-cash costs of $0.1 million are related to the write-off of leasehold improvements that cannot be transferred from the vacated facilities.

An additional $0.5 million provision was recorded in the third quarter related to prior restructuring initiatives, primarily related to the Company's idled facilities in Anderson, Indiana and Cincinnati, Ohio which have not been sold as quickly as initially expected.

Planned permanent reductions in employment levels resulted in a charge of $5.6 million, representing cash severance and related benefit costs for approximately 67 salaried employees throughout the Company, including its closed Verona, Wisconsin offices, and required cash severance payments made to production employees at the Company's Sahagun, Mexico facility. The majority of the related payments will occur in the fourth quarter of 2000 and first quarter of 2001, with some payments continuing through 2004 for certain severed employees. For the three months period ended September 30, 2000, $0.8 million of costs have been paid.

The following table is a summary roll forward of the restructuring reserves recorded in the third quarter ended September 30, 2000 (in thousands):

                                              Aggregate Charge    Deductions   Balance
                                              -----------------  ------------  --------
Cash provisions:
   Employee severance & benefits . . . . . .  $             6.3  $      (0.8)  $    5.5
   Idle facility and property disposal costs                2.1            -        2.1
                                              -----------------                --------
      Total cash costs . . . . . . . . . . .                8.4  $      (0.8)  $    7.6
                                                                 ============  ========
Non-cash asset write-downs . . . . . . . . .                1.4
                                              -----------------
      Total. . . . . . . . . . . . . . . . .  $             9.8
                                              =================

During the three months ended March 31, 2000, the Company recorded $1.6 million of Merger and other restructuring charges for cash severance costs for 35 salaried employees and 30 hourly plant employees effected by the Company's year-long effort to eliminate duplicate functions and to improve operating efficiencies as a result of the Merger. As of September 30, 2000, all of these employees have been terminated and substantially all of related costs were paid.

During the third and fourth quarters of the fiscal year ended July 31, 1999, the Company recorded $16.1 million and $5.8 million, respectively, of Merger and other restructuring charges. During the Transition Period and through month ending September 30, 2000, the Company recorded additional charges of $1.2 million and $0.2 million respectively, including adjustments of previously-recorded charges based on actual expenses incurred on the related initiatives. The primary components of the aggregate $23.1 million of calendar 1999 charges include: (a) $9.5 million of costs incurred as a direct result of the Merger for advisory and other professional fees, (b) the consolidation of the corporate activities of the merged companies into one facility, and (c) the consolidation of several manufacturing and assembly operations into fewer facilities to eliminate duplicative functions and to improve operating efficiencies.

Employee severance costs included in the aggregate charge, totaling $7.9 million, were for 33 corporate employees, 109 salaried plant employees and 581 hourly plant employees. As of September 30, 2000, all of these employees had been terminated and all but $0.1 million of the severance has been paid

Certain of the restructuring initiatives within the Rail Services and Systems segment were prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company closed its Cincinnati, Ohio facility and discontinued manufacturing at its Newton, Kansas facility (which also has a distribution operation) by July 31, 1999. The Company also closed its foundry operation in Anderson, Indiana by October 31, 1999. The Manganese castings used in specialty track products that were produced at Andersen are now produced at the Company's manufacturing facility in Richmond, Texas. The duplicative leased corporate facility and another administrative facility was closed in September
1999. In addition to these closures, the Company has decided to close an assembly facility in Verona, Wisconsin. This Rail Services and Systems facility is expected to be closed by the end of 2000 with all operations being transferred to another Company location.

Costs associated with these facility closures, excluding severance, are $2.2 million of non-cash provisions for the write down of obsolete assets and leasehold improvements and $1.4 million in cash provisions for idle facility and property disposal costs, all of which has been spent as of September 30, 2000. In addition to these costs, the Company incurred and expended $2.1 million of cash costs related to the transfer of Manganese castings and other operations into the Richmond facility and the relocation of previous Richmond operations into another Company facility. These costs primarily represent the relocation of equipment and employees and the installation of the new operations at Richmond.

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

Rail  Products                Freight  car  and  locomotive  castings
Rail Services and Systems   Specialty trackwork, wheel assembly & signal systems
Flow and Specialty Products   Valve  housing  and  related  castings

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

The following tables present a summary of operating results by segment and a reconciliation to the Company's consolidated totals (in thousands):

                                             Three months ended        Nine months ended
                                                  Sept. 30,              Sept. 30,
--------------------------------------------
 REVENUES                                       2000       1999       2000       1999
--------------------------------------------  ---------  ---------  ---------  ---------
 Rail Products . . . . . . . . . . . . . . .  $ 54,900   $ 90,928   $205,367   $288,291
 Rail Services and Systems . . . . . . . . .    64,081     48,004    203,350    170,304
 Flow and Specialty Products . . . . . . . .    19,807     18,156     63,696     52,056
                                              ---------  ---------  ---------  ---------
     Total Reportable Segments . . . . . . .   138,788    157,088    472,413    510,651
 Elimination and Other . . . . . . . . . . .    (7,745)   (12,016)   (29,338)   (35,635)
                                              ---------  ---------  ---------  ---------
         Total . . . . . . . . . . . . . . .  $131,043   $145,072   $443,075   $475,016
                                              =========  =========  =========  =========

 OPERATING INCOME (LOSS)
--------------------------------------------
 Rail Products . . . . . . . . . . . . . . .  $ (3,448)  $ 10,806   $  7,293   $ 30,076
 Rail Services and Systems . . . . . . . . .     2,092      2,566     12,134      7,050
 Flow and Specialty Products . . . . . . . .       966      2,731      6,819      4,980
                                              ---------  ---------  ---------  ---------
     Total Reportable Segments . . . . . . .      (390)    16,103     26,246     42,106
 Elimination and Other . . . . . . . . . . .   (15,356)    (5,282)   (30,635)   (42,809)
                                              ---------  ---------  ---------  ---------
         Total . . . . . . . . . . . . . . .  $(15,746)  $ 10,821   $ (4,389)  $   (703)
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


8.     UNCONSOLIDATED  JOINT  VENTURES

The Company owns 50% of Anchor Brake Shoe, L.L.C. (''Anchor''). Anchor designs, manufactures, markets and sells railcar composite brake shoes. The Company's investment in Anchor was $6.9 million as of September 30, 2000. Each partner's share of the joint venture can be purchased by the other partner, at market value, if the other partner is involved in a future change in control situation. Additionally, the other partner has an option which it can exercise as of April 1, 2001, to purchase the Company's interest in Anchor.

Summarized financial information for Anchor for the three and nine months ended September 30, 2000, and 1999 is as follows (in thousands):


                          Three Months        Nine Months
                             Ended               Ended
                            Sept. 30,          Sept. 30,
                         -------------       ------------
                       2000      1999        2000     1999
                     -------  ------------  -------  -------
Net sales. .  $       4,166  $   4,187     $13,905  $14,183
Gross profit            935      1,397       3,744    4,521
Net income .            376        683       1,885    2,461

In May 1996, the Company entered into a joint venture with China's Ministry of Railroads to establish the Datong ABC Castings Company, Ltd ("Datong"). The joint venture manufactures wheels in China primarily for the Chinese railways markets. The Company's contribution of its 40% share in Datong consists of technical know-how, expertise and cash. The cash funding was used to construct a manufacturing facility, which was operational in early 1999. The intangible component of the Company's contribution was valued at $1.8 million and such amount is ratably being recognized as additional equity earnings. The Company earns royalties on certain sales from this venture. The Company's investment in Datong was $8.4 million as of September 30, 2000.

Summarized financial information for Datong for the three and nine months ended September 30, 2000, and 1999 is as follows (in thousands):



                       Three Months        Nine Months
                           Ended             Ended
                         Sept. 30,          Sept. 30,
                     -------------        --------------
                      2000    1999        2000      1999
                      ----    ----        ----      ----
Net sales. .  $       8,884  $ 3,548     $20,397  $ 7,337
Gross profit          2,497      571          20     (142)
Net income .          1,717     (281)      2,594   (2,221)

In addition, the Company has other joint venture arrangements which are not significant to the Company's results of operations.


9.  SUPPLEMENTAL CASH FLOW

A  summary  of  supplemental  cash  flow  information  follows  (in  thousands):

                                       Three months ended     Nine months ended
                                           Sept. 30,              Sept. 30,
                                      --------------------    ------------------
                                        2000        1999       2000      1999
                                      -------      ------     ------     -----

Interest paid in cash. . . . . . . .  $   6,460   $  4,738    $18,040   $12,485
Income taxes paid (received) in cash        (18)        54     (1,427)      679
Acquisition of businesses (Note 7):
  Working capital, except cash . . .          -          -        300         -
  Property, plant and equipment and
  acquisition- related costs . . . .          -          -      2,800         -
  Other non-current assets . . . . .          -          -      4,500         -
  Acquisition debt . . . . . . . . .          -          -     (2,500)        -
  Stock issuance . . . . . . . . . .          -          -     (3,100)        -
                                      ----------  --------  ----------  -------
     Net cash used . . . . . . . . .  $       0   $      0    $ 2,000   $     0
                                      =========   ========    =======   =======

ITEM  2
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

ABC-NACO Inc. (the ''Company'') is a supplier of technologically advanced products and services to the freight railroad and flow control industries through its three business segments or groups: Rail Products, Rail Services and Systems, and Flow and Specialty Products. With four technology centers around the world supporting its three business segments, the Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. The Company also supplies freight, railroad and transit signaling systems and services, as well as highly engineered valve bodies and components for industrial flow control systems worldwide.

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

Rail  Products                Freight  car  and  locomotive  castings
Rail Services and Systems   Specialty trackwork, wheel assembly & signal systems
Flow and Specialty Products   Valve  housing  and  related  castings

RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  September  30, 2000 Compared To Three Months September 30,
1999

Net Sales. Consolidated net sales decreased $14.0 million or 10.0% to $131.0 million in the third quarter of 2000. The decline was largely the result of lower demand from car builders and continued reduced spending on maintenance items such as loose wheels by the railroads. The Rail Products Segment was most impacted by these market conditions, as sales in that segment of $54.9 million were $36.0 million or 39.6% lower than the comparable quarter in 1999. Sales within the Rail Services and Systems Segment increased 33.5% to $64.1 million in 2000 from $48.0 million in 1999. The increase versus the same quarter of 1999 is primarily due to the Company's long-term supply agreement with the Union Pacific Railroad to supply and service wheel sets for its North American operations. This agreement took effect in November 1999. Sales within the Flow and Specialty Products Segment increased 9.1% from $18.2 million in 1999 to $19.8 million in 2000. Continued high oil prices has generated additional demand for exploration, which in turn has increased demand for valve bodies sold by this segment.

Gross Profit. Consolidated gross profit decreased 63.4% to $8.7 million in 2000 from $23.9 million in 1999. Gross profit reflects continued softness in the Company's core business and one-time period costs associated with the start-up production phase of its Advanced Precision Technology manufacturing process in its Rail Products Segment. Gross profit within the Rail Products Segment decreased $13.1 million to $1.6 million in 2000. Within the Rail Services and Systems Segment, gross profit of $5.0 million was 8.1% lower than 1999. Production inefficiencies in the Track Products portion of this segment impacted overall margins versus 1999. Gross profit within the Flow and Specialty Products Segment declined $1.6 million or 41.9% versus 1999, due largely to reduced needs for higher margin manganese castings that service the Track business, significantly impacting results for one manufacturing facility within the Flow segment.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $1.6 million or 12.2% versus 1999, due to increased selling efforts in European markets, building the necessary relationships for future sales growth, partially offset by savings from the Company's salaried workforce reduction programs.

Merger and Other Restructuring Costs. The Company recorded a restructuring charge of $9.3 million in the quarter ended September 30, 2000 for costs associated with the planned closing of its Melrose Park, Illinois plant ($3.1 million), a reduction of multiple leased facilities in its Keokuk, Iowa operations ($0.6 million) and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($5.6 million). An additional $0.5 million provision was recorded in the third quarter related to prior restructuring initiatives, primarily related to the Company's idled facilities in Anderson, Indiana and Cincinnati, Ohio which have not been sold as quickly as initially expected. Refer to Footnote (5) for a more detailed description of these costs.

Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures improved to $1.0 million in 2000 versus a loss of $0.4 million in 1999. Improving volumes and related earnings in the China wheel business contributed to this gain.

Interest Expense. Interest expense, including the effect of capitalizing $0.1 million of interest in 1999, increased $2.1 million to $6.7 million in 2000. This increase was attributable to higher borrowing levels due to slower market conditions and increased borrowing rates.

Net Income (Loss). The net loss of $13.1 million including the $6.0 million after-tax restructuring charges for the current period, or $0.69 loss per share (including the effect of preferred stock dividends in 2000), compares to 1999 net income of $3.9 million or $0.21 earnings per share. The preferred stock was  issued  in  March  2000.


Nine  Months Ended September 30, 2000 Compared To Nine Months September 30, 1999

Net Sales. Year-to-date consolidated net sales of $443.1 million in 2000 is 6.7% lower than 1999 net sales of $475.0 million for the corresponding nine-month period. Significant market softness in the Rail Products Segment was only partially offset by good sales growth, year-to-year, in the Company's other two primary segments. Sales within the Rail Products Segment through nine months decreased 28.8% or $82.9 million to $205.4 million in 2000. The impact of high fuel prices, resulting in reduced spending on maintenance items such as loose wheels by the railroads, have negatively impacted sales within this segment year-to-date. Sales of $203.4 million within the Rail Services and Systems Segment in 2000 were 19.4% higher than 1999 sales of $170.3 million, in part due to the Company's November, 1999, long-term supply agreement with the Union Pacific Railroad to supply and service wheel sets for its North American operations. Increased demand for valve bodies due to additional demand for fuel exploration has resulted in a 22.3% sales increase within the Flow and Specialty Products Segment year-to-year. Sales increased in this segment from $52.1 million in 1999 to $63.7 million in 2000.

Gross Profit. Nine-month consolidated gross profit of $50.0 million in 2000 was $15.1 million or 23.2% less than 1999 gross profit due largely to lower sales activity in the Company's core business and costs incurred in the implementation of the Advanced Precision Technology program. Gross profit for the nine-months ended September 30, 2000 included $1.7 million for vendor rebates, compared to none recorded in the comparable period of 1999. Rail Products' gross profit declined $21.1 million or 51.2% to $20.1 million in 2000 from $41.2 million in 1999. Profit shortfalls in this segment reflected low sales volume due to rail supply industry market conditions previously described. Within the Rail Services and Systems segment, gross profit increased 22.2% or $3.6 million to $19.6 million in 2000 versus $16.1 million in 1999. Increased sales contributed to improved margins. Gross profit within the Flow and Specialty Products Segment, also benefiting from increased sales activity, increased to $10.3 million in 2000 versus $7.9 million in 1999.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses are down $1.0 million, or 2.2% year-to-year, reflecting expected operating efficiencies stemming from the Merger, partially offset by planned increased selling effort in Europe.

Merger and Other Restructuring Costs. During the nine months ended September 30, 2000, the Company recorded $11.4 million of restructuring charges. In the first quarter of 2000, a charge of $1.6 million was recorded which included cash employee severance costs for 35 salaried employees and 30 hourly plant employees and was part of the Company's long-term effort to eliminate duplicate functions and improve operating efficiencies as a result of the Merger. As of September 30, 2000, all of these employees have been terminated and $1.5 million of related costs were paid.

The Company recorded a restructuring charge of $9.3 million in the quarter ended September 30, 2000 for costs associated with the planned closing of its Melrose Park, Illinois plant ($3.1 million), a reduction of multiple leased facilities in its Keokuk, Iowa operations ($0.6 million), additional costs associated with prior restructuring initiatives, and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($5.6 million). An additional $0.5 million provision was recorded in the third quarter related to prior restructuring initiatives, primarily related to the Company's idled facilities in Anderson, Indiana and Cincinnati, Ohio which have not been sold as quickly as initially expected. Refer to Footnote (5) for a more detailed description of these costs.

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

Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures improved to $2.3 million in 2000 versus a loss of $0.3 million in 1999. Improving volumes in the China wheel business, along with continued earnings from the brake shoe joint venture contributed to this gain, which was mostly realized in the second and third quarter of 2000.

Interest Expense. Interest expense, including the effect of capitalizing $0.1 million of interest in 2000 and $0.8 million in 1999, increased $5.8 million to $18.9 million in 2000. This increase was attributable to higher borrowing levels and increased borrowing rates.

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

Net Loss. Net loss of $13.5 million for the current nine-month period compares favorably to a prior year loss of $17.3 million. The 1999 nine-month results were impacted by a pre-tax charge of $21.9 million for Merger and other restructuring costs and an after-tax extraordinary loss of $3.2 million described above. The 2000 results include a pre-tax charge of $11.4 million of Restructuring Charges. Including the effect of preferred stock dividends in 2000, and Merger related charges and extraordinary losses in 1999 and in 2000, earnings per share in the current nine-month period was a loss of $1.36 versus a loss of $0.95 in the corresponding nine-months of 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

For the nine months ended September 30, 2000, net cash used in operating activities totaled $35.9 million compared to net cash used in operating activities of $2.1 million in 1999. The decrease in operating cash flow is due primarily to lower cash earnings and increased working capital levels. The increase in inventory relates to the initial stock levels required in implementing the service agreement with Union Pacific Railroad Company. The Company is starting to see inventory levels decline in the third quarter as it moves beyond the initial implementation stage of the service agreement with Union Pacific Railroad.

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

Capital expenditures during the nine months ended September 30, 2000 and 1999 were $15.7 million and $32.6 million, respectively. Capital spending for the balance of 2000 will remain at reduced levels versus last year as most of the major initiatives started in 1999 to improve operating processes are completed. In total, capital spending will be approximately $4.0 million less than the Company's full-year original projection of $25.0 million.

For nine months ended September 30, 2000 and 1999, net cash provided by financing activities totaled $52.6 million and $34.6 million, respectively. The net increase in 2000 resulted from the Company's issuance of its Series B cumulative convertible preferred stock along in March 2000.


Senior Credit Facility
----------------------
Immediately after the consummation of the Merger, the Company entered into a new revolving credit facility (the "Credit Facility") with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provides the Company with a revolving line of credit of up to $200.0 million. The Credit Facility's covenants include ratio restrictions on total leverage, senior leverage and interest coverage, a minimum net worth restriction and restrictions on capital expenditures.

The initial net proceeds of the Credit Facility were used to (i) refinance existing bank debt and certain other indebtedness of the Company, (ii) refinance substantially all of NACO's outstanding debt, (iii) provide initial financing for the Company's on-going working capital needs, and (iv) pay fees and expenses relating to the Merger and the Credit Facility. The early retirement of the refinanced debt resulted in a $5.2 million extraordinary charge ($3.2 million after-tax) representing the non-cash write-off of related unamortized deferred financing costs and prepayment penalties of $4.5 million. The Credit Facility employs an IBOR-based variable interest rate index and assesses a spread over the IBOR base, which is determined by a Consolidated Leverage pricing grid. The weighted average interest rate at September 30, 2000 was 9.74%. Availability at September 30, 2000 was $6.0 million.

On October 12, 1999, the Company entered into an Amendment, Waiver and Release Agreement to the Credit Facility to release certain collateral related to its Mexican subsidiary and to reflect the change in the Company's fiscal year and reporting periods for covenant measurement purposes. The Company then entered into two subsequent modifications to the Credit Facility that were effective as of October 29, 1999 to modify certain of the financial leverage covenants in the Credit Facility which the Company otherwise would not have been in compliance with as of October 31, 1999.

On March 8, 2000, the Company entered into a Second Amendment and Restatement of the Credit Facility that was effective as of December 30, 1999 to modify certain of the financial covenants in the Credit Facility, which the Company otherwise would have not been in compliance with as of December 31, 1999. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio and the Minimum Interest Coverage Ratio. In addition, a minimum pro-forma EDITDA covenant was added to the Credit Facility. The Company and its Lenders also modified other terms and conditions within the Credit Facility including the pricing grid, which is based upon the Company's Consolidated Leverage Ratio. With the Second Amendment and Restatement of the Credit Facility, the Company was in compliance with all covenants under the Credit Facility as of December 31, 1999.

On October 30, 2000, the Company entered into a Third Amended and Restated Credit Facility that was effective as of September 30, 2000 to modify certain of the financial covenants in the Credit Facility, which the Company otherwise would not have been in compliance with as of September 30, 2000. The amended covenants included the Maximum Consolidated Leverage Ratio, Maximum Senior Leverage Ratio, Minimum Interest Coverage Ratio and Minimum EBITDA requirement. The amended covenant requirements as of, and for the twelve months ended September 30, 2000, and the actual results, in brackets, were as follows (all as defined): Maximum Consolidated Leverage Ratio - 7.50 (7.35), Maximum Senior Leverage Ratio -5.50 (5.39), Minimum Interest Coverage Ratio - 1.40 (1.53) and Minimum EBITDA - $38.0 million ($38.1 million). The corresponding requirements as of, and for the twelve months ending December 31, 2000 are 7.55, 5.55, 1.30 and $38.0 million, respectively. The amendment modified the covenants through March 31, 2001, at which time the covenants will revert back to the covenants in place pursuant to the March 8, 2000 amendment. The lenders will consider further amendments to the covenants, if necessary, at that time, based on the progress made through that date on the Company's planned non-core asset disposition program.

The Company and its lenders also modified other terms and conditions within the Credit Facility including the pricing grid, which continues to be based upon the Company's Consolidated Leverage Ratio. The newly applied margin of 400 basis points over IBOR is the maximum IBOR margin provided for by the Amendment. As a result of the Third Amended and Restated Credit Agreement, the revolving line of credit now has scheduled commitment reductions as follows: January 1, 2001 - $10.0 million, April 1, 2001 - $35.0 million, April 15, 2001 - $15.0 million.
These commitment reductions, which will ultimately reduce the revolving Credit Facility commitments to $140.0 million by April 15, 2001, are not expected to materially impair the Company's liquidity or capital resources position, as proceeds realized from the planned disposition of non-core assets (up to 85% of which are required to be used to pay down bank debt) are expected to offset the commitment reductions. The Company will also be assessed a significant cash penalty if outstanding borrowings are not reduced to $175 million by January 31, 2001.

Senior Subordinated Notes
-------------------------
On February 1, 1997, the Company completed an offering (the ''Offering'') of $50 million of 9 1/8% Senior Subordinated Notes (the ''9 1/8% Notes''). The 9 1/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The 9 1/8% Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The 9 1/8% Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the 9 1/8% Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions. On December 23, 1997, the Company completed a second offering of $25.0 million of 8 3/4% Senior Subordinated Notes, Series B (the ''8 3/4% Notes'') due in 2004 with similar provisions as the 9 1/8% Notes.

The Company is required to meet a number of financial covenants on its 9 1/8% Notes and 8 3/4% Notes (together the "Notes") including minimum Operating Coverage Ratio, Minimum Consolidated Net Worth and Maximum Funded Debt to Capitalization. On August 3, 2000, the Company commenced a consent solicitation of its Note holders to approve amendments to certain provisions governing the Notes. Those amendments included a revision of the Operating Coverage Ratio requirement to 1.8:1.0 from 2.4:1.0 (including for the twelve month period ended September 30, 2000) and an increase in the interest coupon rate for all Notes to 10 1/2% effective October 1, 2000. The consent solicitation was successfully completed in late September 2000 and resulted in a $0.7 million payment to the Note holders in the form of a consent fee. The fee will be amortized as additional interest expense over the remaining life of the Notes. Other than the annual interest rate, none of the maturity dates, payment provisions, redemption provisions or other similar terms of the Notes were changed. The actual Operating Coverage Ratio at September 30, 2000 was 1.81 versus the amended minimum requirement of 1.80. The funded Debt to Capitalization ratio at September 30, 2000 was 73.7% with the maximum allowable under the Note indenture being 75.0%. These same covenant tests are to be met at the end of each quarter through the maturity dates for these Notes.

The Company has experienced continuing softness in the demand for loose wheels and lower than normal sales activity with select other core products due to reduced new freight car production and the railroads' ongoing cut-back of spending on discretionary maintenance and repair items. In addition, the Company recorded a third quarter pre-tax special charge of $9.8 million and anticipates a fourth quarter pre-tax charge of approximately $2.0 million for permanent facility and operational consolidations associated with improved manufacturing process and other changes. While management's forecasts for the next four quarters reflect continued compliance with all of the amended covenants, the earnings impact of the factors described above and the timing and impact of key dispositions of non-core operating assets cannot be easily measured. Accordingly, compliance with these covenants over the ensuing quarters may depend upon further amendments.

Failure to meet the Credit Facility's or the Notes' covenant tests would give the respective creditors the unilateral right to accelerate the maturity of the related debt after a requisite cure period. In addition, cross-default provisions under the Credit Facility would be triggered upon a default under the Notes. If the Company does not have adequate cash or is unable to remain compliant with such financial covenants, it may be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all.

A universal shelf registration was declared effective by the Securities and Exchange Commission on October 29, 1999, for issuances up to $300 million of debt or equity securities. As of September 30, 2000, no securities were issued under the new universal shelf registration.

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30.0 million. The preferred stock has voting rights under certain circumstances and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time after March 2003. The net proceeds received from the sale of preferred stock ($28.4 million after offering costs) were applied to reduce the outstanding indebtedness under the Company's Credit Facility.

While the conversion price may change under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate of $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million offset by $1.6 million of transaction costs, with the $11.9 million credited to additional paid-in capital. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders. Additionally, the preferred stock earned actual dividends of $1.4 million during the nine months ended September 30, 2000. Both the actual and deemed dividends are deducted from the net loss for the three and nine months ended September 30, 2000 to arrive at loss available to common stockholders in the earnings per share calculations for those periods.

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

Under its non-core asset disposition program, the Company is in various stages of due diligence discussions with a number of parties. If all the assets under discussion were sold, the Company would experience a significant reduction in its current level of annual revenue. Up to 85% of the net proceeds from these dispositions will be used to redeem outstanding indebtedness.


RISK  MANAGEMENT
----------------

Foreign  Currency
-----------------

As a Company with multi-national operations, many of the Company's transactions are denominated in foreign currencies. The Company uses financial instruments to mitigate its overall exposure to the effects of currency fluctuations on its cash flows. The Company's policy is not to speculate in such financial instruments for profit or gain. Instruments used as hedges must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the hedging contract.

Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its ABC-NACO de Mexico subsidiary located in Sahagun, Mexico and its Cometna subsidiary located in Lisbon, Portugal. At September 30, 2000, the Company had approximately $25.1 million notional value of foreign currency option collar contracts outstanding with expiration dates through March, 2001, hedging manufacturing cost exposures within its ABC-NACO de Mexico subsidiary. The fair market value of these contracts from the Company's perspective was $0.4 million at September 30, 2000. Also at September 30, 2000, the Company had $4.0 million notional value of foreign currency forward contracts outstanding relating to forecasted U.S. dollar transactions within its Cometna, Portugal subsidiary with expiration dates through March, 2001.

Interest  Rate
--------------

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

At September 30, 2000, the Company had $25.0 million notional value interest rate reversion swap contracts outstanding. The fair market value of these contracts from the Company's perspective at September 30, 2000 was ($0.3) million.

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

For a further description regarding foreign currency and interest rate hedging risks, refer to the Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

Part  II                                       OTHER  INFORMATION


Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

4.1          Third  Amendment  and  Restated Credit Facility dated as of October
30,  2000.

27.1     Financial  Data  Schedule  for  period  ended  September  30,  2000.

(b)  Reports  on  Form  8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ABC-NACO  Inc.
                              (Registrant)



                           By:
                              J.  P.  Singsank
                              Senior  Vice  President
                              and  Chief  Financial  Officer


                            By:
                              Larry  A.  Boik
                              Vice  President  and  Corporate  Controller
                              (Chief  Accounting  Officer)


Date:      November  13,  2000
     -------------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION  OF  DOCUMENT
------          -------------------------


4.1               Third  Amendment  and  Restated  Credit  Facility  dated as of
October  30,  2000.

27.1          Financial  Data  Schedule  for  quarter  ended September 30, 2000.