Form 10-K
period 2000-12-31
ABC NACO INC
filed 2001-04-17
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                      For the year ended December 31, 2000

                      Commission file number   0-22906
                                              -------------

                                 ABC-NACO INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  36-3498749
     (State or other jurisdiction                   (I.R.S. Employer
           of incorporation)                     Identification Number)

335 Eisenhower Lane South
Lombard, Illinois                                        60148
(Address  of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (630) 792-2010

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant as of April 9, 2001 was $43,666.990.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 17, 2001 was 19,872,242.

    Portions of the following document are incorporated by reference: 2000 Notice and Proxy Statement for the 2000 Annual Meeting of Stockholders--
Part III.

                                     PART I

ITEM 1--BUSINESS

General

  ABC-NACO Inc. ("the Company") is a supplier of technologically advanced products and services to the freight railroad industry through its two core business segments: Rail Products and Rail Services and Systems. With four technology centers around the world supporting its business segments, the Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. Until the sale of the Signal Group within the Rail Services and Systems segment in February 2001, the Company also supplied freight, railroad and transit signaling systems and services. In late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment. This segment primarily supplies steel and high alloy valve and related castings for industrial flow control systems. The operating results of this segment have been reflected as discontinued operations in the accompanying statements of operations.

  On February 19, 1999, ABC Rail Products Corporation ("ABC") consummated a merger ("the Merger") with NACO, Inc. ("NACO"), a privately held Delaware corporation that designed, manufactured and supplied cast steel products for the railroad supply and flow control supply markets. On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year-end to December 31. The Company had previously been operating on a fiscal year beginning August 1 and ending July 31. The primary reason for the change was to align the Company's fiscal year-end with the calendar-year reporting used by its major customers. This Form 10-K refers to the five-month period, August 1, 1999, through December 31, 1999 as the "Transition Period." The year ended December 31, 2000 is referred to as "2000" and the years ended July 31, 1999 and 1998 are referred to as "fiscal 1999" and "fiscal 1998" respectively.


Market Overview and Industry Demand

  The Merger created a railway supply company positioned to respond to the favorable market trends for this industry sector. For the first time in history, one company could design, produce and assemble the major under carriage components (commonly referred to as a "truck" or "bogie") for freight car systems and the specialty trackwork they run on. Since it is the truck that controls the ride characteristics of the rail car, the ability to study the interaction of the truck components and the track on which it runs is critical to the design and manufacture of proprietary products that improve ride handling characteristics. The benefits to railroads, railcar owners and shippers are: lower wheel wear, faster train speeds, larger hauling capacity, reduced fuel consumption, less track wear, improved life cycle cost, and reduced cargo damage. Using these proprietary design and build concepts, the Company has the ability to deliver truck-specific applications for different customer needs and performance situations.

  The Company's capabilities directly support the growing trends exhibited by the Class I railroads in the United States. As a result of their recent mergers, they want to reduce their invested capital. This initiative is leading to a decrease in direct ownership of railcars by the railroads. The new railcar owners (utility companies, non-railroad lessors and customers of the railroads) are very interested in the net cost of ownership associated with a railcar. As a result, the Company is able to demonstrate to this new group of car owners that its products will reduce their maintenance cost and allow for heavier loads, thereby decreasing their effective freight cost and minimizing the in-transit damage to their product. As a result, customers specify the Company's products on new car builds or as retrofits to existing railcars. The Class I railroads are also seeking rail supply consolidators that offer sub-assemblies and complete product packages and related services. This initiative is driving the developing trend by the Class I railroads to identify outside service providers for their non-haul activities such as wheel mounting, track panelizing and signal and communication design, installation and maintenance. This trend is evidenced by the Company's late 1999 long-term contract with Union Pacific Railroad Company ("UP") to perform, in conjunction with Gunderson Rail
Services, all of the freight car wheel mounting and repair and wheel maintenance services for UP's entire North

American rail system. Additionally, the Company entered into a similar long-term service agreement to provide new and reconditioned wheel sets to Kansas City Southern Railway's entire railcar maintenance system on March 6, 2001.

  Industrywide freight car builds are forecasted to remain steady. While the current build levels are projected to be off the peak levels of the past couple of years, the estimate of 35,000-55,000 cars per year for the next two to three years still represents a reasonable level of new car build activity. More of these cars will be built outside the United States where the Company has major manufacturing facilities. In 2000, approximately 31% of new cars were built in Mexico and Canada. It is estimated that in 2001 about 33% of the railcars will be built in Mexico and Canada. The Company is the only American Association of Railroads ("AAR") approved manufacturer with facilities in all NAFTA countries. That certification provides the Company maximum flexibility to produce its products in its most cost effective facilities.

  Railroad revenue ton miles (a measure of volume and level of hauling activity on the railroads) continue to increase year over year. This rather inelastic level of activity is a prime driver of approximately 60% of the Company's revenue that is generated by replacement business.

  Another emerging trend is the move by the European freight railroads to heavier axle loadings, thereby increasing hauling capacity leading to a corresponding decrease in freight hauling expense. The Company has been positioning itself in Europe for a number of years through its European manufacturing facilities, local sales force and region-specific product testing. The February 2001 announcement of an order from Railtrack PLC of freight wagons using the Company's proprietary Axle Motion II suspension system is evidence of this trend.


Business Strategy

  The Company's principal goal has been to achieve continuing sales and earnings growth by capitalizing on and further developing the competitive advantages within its core Business Segments--Rail Products and Rail Services and Systems. The key elements of the Company's strategy for achieving this goal have been to:

(1) Build Upon Its Commitment to Technology Leadership through ABC-NACO Technologies

  The Company believes its commitment to technology differentiates it from its competitors. In recent years, the Company has made substantial investments in attracting, training and retaining highly skilled, technical employees and developing highly engineered products, including its proprietary line of high performance freight car trucks which were first introduced in large-scale commercial applications in the early 1990's. In October 1995, the Company formed NACO Technologies (now ABC-NACO Technologies), a stand-alone research, development and product testing facility in Lombard, Illinois, as the focus of its ongoing technology efforts. Today, ABC-NACO Technologies employs 31 people, including 23 design and engineering professionals who employ state-of-the-art computer-based design and engineering systems and three-dimensional software modeling to identify, test and develop new and enhanced products for the Company's target markets, to improve the Company's existing products, and to enhance the Company's manufacturing processes. The Company believes its commitment to technology has enabled it to become a principal supplier to customers for its products and services.

(2) Enhance Existing and Develop New High Performance Proprietary Products

  The Company's focus in its Business Segments has been and will remain on the development, manufacture and sale, both domestically and internationally, of its wide range of proprietary products. The Company's proprietary products are designed to provide customers with superior performance and lower overall life-cycle costs. For example, the Company believes that the advantages offered by its portfolio of high performance freight car truck ride quality, fuel savings, reduced maintenance costs and longer service life will enable it to maintain and strengthen its competitive position in that market. The Company's Advanced Vehicle Dynamics(TM) design technology has contributed to the Company's leading North American market position in high performance freight car trucks. The Company also has incorporated proprietary patented features into the manufacturing of freight car truck suspension systems and proprietary coupler products employing traditional AAR designs. The Company is expanding this design technology to the development of higher performance freight car wheels and other specialty track products.

(3) Continue to Implement Innovative Manufacturing Process Improvements, such as Replicast(R) Technology, Six Sigma and ISO 9000

  The Company has improved and intends to continue to improve its manufacturing processes through technological innovation. Its latest improvements enable the Company to design and produce castings with a much greater degree of dimensional accuracy compared with traditional manufacturing processes. Improved proceeses permit the Company to produce precisely dimensioned and lighter weight castings which have the same or improved strength and durability as castings produced with traditional technologies. The Company has implemented a "Six Sigma" initiative which employs statistical measurement techniques in all phases of the Company's design, engineering, customer service and manufacturing processes. The Company's Six Sigma initiative analyzes and statistically measures both the output and the cost of the various processes and procedures employed by the Company in its day-to-day operations. This initiative will permit the Company to optimize the efficiency and minimize the cost of each component part of its operations. The Company also has focused on the development of Replicast(R) ceramic shell casting technology as a potentially superior alternative to sand casting, with potential applications across the Company's Business Segments. ABC-NACO recently launched a commercial production line employing the Replicast(R) ceramic shell technology to produce traditional AAR coupler products after extensive testing and refinement at ABC-NACO Technologies and its Leven casting facility. The Company believes that its Replicast(R) technology will enable it to increase its manufacturing capacity and produce higher quality products at lower prices and with reduced turnaround times. To further support its work-flow processes, the Company has achieved ISO 9001 and 9002 certification at 27 of its facilities. This certification further strengthens the Company's commitment to the quality of its processes.

  Improvements in its manufacturing processes has allowed the Company more flexibility across facilities. As a result, the Company elected to close its Melrose Park, Illinois operation in 2000 and continues to evaluate production capacity in its remaining facilities to achieve optimal efficiencies and results.

(4) Focus on Customer Relationships with Industry Leaders

  The Company continually strives to be a primary supplier of products it manufactures to customers that are leaders in the railroad industry, principally by capitalizing on the performance and cost features of its products and services. The Company emphasizes its "partnership" role in providing a broad range of high integrity steel castings for all aspects of the customer's operations. As a "partner," the Company works directly with the customer to design the steel casting, build the tooling needed to manufacture the casting, test a sample casting to ensure that it meets the customer's specifications, and manufacture or procure the casting for delivery to meet the customer's production schedule. The Company believes its partnering approach will yield further benefits as its customers continue to consolidate and outsource non-core business activities and reduce the number of their outside suppliers.

(5) Capitalize on Low-Cost and Versatile Manufacturing Capabilities, particularly through the Expansion of the Sahagun Facility

  The Company has made approximately $193.8 million of capital investments (excluding business acquisitions) in its manufacturing facilities and ABC-NACO Technologies during 2000, the Transition Period and for the last three fiscal years ended July 31, 1999. These expenditures have been made principally for product and process improvements designed to maximize the ability of the Company's geographically diverse manufacturing facilities to produce the highest volume of "value-added" products at the lowest possible cost. The Company completed the expansion of its Sahagun, Mexico, facility in 1999 to permit the full range of railroad products offered (excluding locomotive frames) to be produced at that facility; accommodate increased production of railroad products and relocate certain locomotive production to its Sahagun facility from its Keokuk facility in order to produce these products using lower cost methods and to increase capacity available to produce higher margin products at its Keokuk facility. The Company believes that it has the flexibility to shift the manufacturing of its railroad products among its facilities in response to customer demand and cost. The Company's manufacturing operations in Canada, Mexico and the United States gives it the flexibility to shift production to the most cost effective facility while, at the same time, allowing it to take advantage of the growing trend of building new railcars in Mexico and Canada.

(6) Pursue International Growth Opportunities, especially in the Americas and Europe

  The Company believes that the expansion of railroad and locomotive suppliers into international markets, primarily Mexico, South America and Europe, may provide significant sales growth opportunities for the Company. The Company is the only producer of freight car trucks and couplers in both Canada and Mexico. In addition, the Company is well-positioned to benefit from new and increased business in Europe as a result of its market development efforts within European markets, its presence in Scotland and in Portugal and its supply relationship in the Czech Republic. In addition, the Company's successful wheel manufacturing venture in China is serving as a platform for other opportunities to support the fast growing needs of the Chinese rail industry.

(7) Strategic Alliances, Acquisitions and Selective Disposition of Non-Core
    Assets

  The Company continually explores opportunities to enhance its technology base and its marketing and distribution capabilities. In addition, the Company seeks acquisitions of complementary product lines, particularly those that offer potential manufacturing or marketing synergies. Since fiscal 1996, the Company has acquired seven businesses and entered into three ventures which resulted in the Company having initial or expanded operations in the mounted wheel set, retarders, classification yard products and automation systems, engineering and maintenance services businesses and a presence in Mexico and China. Since the Company is a manufacturer and provider of complementary rail-related products and services, it has greater access to railroads' engineering and purchasing departments than companies that offer only a single product line. The Company, therefore, is positioned to effectively market additional products if it were to acquire or develop new product lines. Because the railroad supply industry is highly fragmented, with many private companies manufacturing only single product lines and railroads exiting the component manufacturing business, the Company believes that a variety of acquisition opportunities exist, allowing it to bundle more and more related product sales to its customers.

  In 2000, the Company initiated a plan to dispose of select non-core assets in order to reduce debt and focus on the strengths within its base businesses. As part of this plan, the Company sold its 50% interest in Anchor Brake Shoe Company on December 28, 2000. On February 23, 2001 the Company sold its Rail Systems Division, which was part of its Rail Systems and Services segment. The Rail Systems Division provided freight and transit railroads with engineering, design and construction services for signal, communications and train control projects. The majority of the proceeds from the sale of these operations were used to reduce debt. The Company is also actively pursuing the sale of its Flow and Specialty Products business in 2001.

  The Company continues to evaluate its remaining operations in accordance with this strategic initiative.

Business Segments

  The Company conducts its operations through its two core business segments which consist of: Rail Products and Rail Services and Systems. In late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment. The Company realigned its segments during the Transition Period to better reflect the organizational and marketing changes that were enacted within the Company. The Company's trackwork product line which previously had been reported as part of the Rail Products segment is now included as part of the Rail Services and Systems segment. The current and historical segment financial information have been restated to reflect these changes.

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

  For 2000, the Transition Period and fiscal 1999 and 1998, Rail Products segment sales accounted for approximately 52%, 69%, 66% and 57%, respectively, of the Company's sales before inter-company eliminations.

  Rail Services and Systems. This segment includes the wheel mounting operation, which is primarily a reconditioning service business that re-manufactures, reworks and distributes new and used freight car wheel sets. Freight car wheel sets consist of the wheel, axle and bearing units that are mounted to freight cars. The Company's reconditioning services include inspection and analysis of existing wheel sets to determine necessary replacement parts, re-machining of axle units, replacement and/or re-machining of wheels, and replacement and/or reinstallation of bearings. The Company also supplies new wheel sets.

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

  The segment had also designed, assembled, installed and maintained railroad and transit signal systems until the Company sold this business in February 2001.

  For 2000, the Transition Period and fiscal 1999 and 1998, Rail Services and Systems segment sales accounted for approximately 55%, 41%, 42% and 50%, respectively, of the Company's sales before inter-company eliminations. Of the 2000 sales in this segment, 11% or $29.9 million were from the signaling system business.

  Flow and Specialty Products (Discontinued Operations). Flow and Specialty Products engineers, manufactures and supplies steel and high alloy valve housings and related castings for manufacturers of industrial flow control systems for use in the natural gas, pulp and paper, oil, chemical, waste control and water treatment, and other manufacturing process industries. Because of the corrosive nature of the materials transported through flow control systems in these industries, flow control system manufacturers generally utilize steel and high alloy castings of the type manufactured by the Company rather than castings made of other metals. The valve housings and related castings produced by the Company generally range in size from 25 pounds to approximately 2,500 pounds and form the outer shell of the valves used in flow control systems manufactured by the Company's customers. The Company also manufactures cast Manganese steel trackwork components which are sold as part of a track assembly or as replacement parts. In addition, the group produces idler wheels and metal brake shoes. Idlers are secondary wheels that guide the treads on such tracked construction equipment as bulldozers and backhoes.

  As part of its non-core asset disposition strategy, the Company is actively pursuing the sale of its Flow and Specialty Products businesses in 2001, and elected to discontinue the operations in late 2000.

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

Regulation

  Customers of the Company's Rail Products segment include all of the North American Class I railroads and major owners, builders and lessors of freight cars and locomotives in North America, regional and short-line railroads, as well as rail transit systems and European railroads. Customers for the Rail Services and Systems segment include the North American Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers, and railroad service companies. Customers of the Company's discontinued Flow and Specialty Products segment include manufacturers of industrial flow control systems that are used in the natural gas, pulp and paper, oil, chemical, waste control and water treatment industries. In 2000, sales to the Company's five largest customers accounted for 55.4% of the Company's net sales. The Company's largest customer is Union Pacific Railroad Company which accounted for approximately 26.7% of the Company's net sales in 2000. No other customer accounted for more than 10% of the Company's net sales in 2000.


Manufacturing

  The principal manufacturing activities within Rail Products include the manufacture of cast steel wheels and a wide range of cast steel products. The cast steel wheel manufacturing process consists of the following steps. Various grades of steel scrap are melted in electric furnaces and mixed with certain alloys. Several chemical analyses are performed on each heat to ensure compliance with AAR specifications before the furnace is tapped. The metal is poured into a graphite mold that has been machined for a specific wheel design. The metal solidifies in the mold for a period of time depending on the wheel size and weight. The wheel is then removed from the mold and placed in a controlled cooling chamber. In accordance with AAR specifications, the wheel surfaces are cleaned, heat treated, quenched and tempered. In the last steps of the process, the wheel's critical surfaces are machined and inspected using non-destructive ultrasonic techniques as well as standard gauging methods.

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

  The Company has recently implemented a number of innovative strategic casting initiatives to be used in conjunction with the Company's traditional casting methods which will enable the Company to increase its manufacturing capacity and produce higher quality products at lower costs and with reduced turnaround times. Historically, the Company has primarily used the green sand casting method, but it also uses air-set casting and ceramic shell casting in the manufacture of its products. A summary description of each of these casting methods is set forth below.

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

  Air-set Castings. The discontinued Flow and Specialty Products segment primarily uses an air-set process. In this molding process, the sand is chemically-bonded to produce sand molds. Air-set technology produces castings with greater dimensional accuracy and a smoother surface than does the green sand molding process. Through the air-set process, the Company has the ability to produce large quantities of hundreds of different types of castings. In addition, the metallurgical laboratory at the Keokuk facility currently is capable of formulating over 100 different types of steel for production use. The Company believes that the quality and process control procedures it has developed at the Keokuk facility produce castings with fewer internal defects and greater soundness reliability, making them among the most technically advanced air-set casting facilities in the steel casting industry.

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

  The Company currently has supply arrangements with two casting facilities located in San Juan del Rio, Mexico; and Bohurmin, Czech Republic, which provide it with additional manufacturing capacity without significant up-front capital expenditures or ongoing investment by the Company. The Company uses these supply arrangements principally to supplement the manufacturing capacity of its casting facilities. The supply arrangements also provide the Company with an opportunity to better assess whether a casting facility should be considered for possible acquisition by the Company. Through the relationship created by the supply arrangement, the Company gains first-hand experience in all aspects of a casting facility's operations and is, therefore, able to make an informed judgment about the potential benefits of an acquisition. Two examples of this approach are the Company's experiences at the Sahagun, Mexico, facility which, prior to its purchase by the Company in 1996, had supplied products to the Company under a supply arrangement and the Cometna facility in Lisbon, Portugal, which, prior to its purchase by the Company in 1999, had supplied products to the Company under a supply agreement.


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

  In the Rail Services and Systems segment, the Company, along with Progress Rail, operate the two largest independent freight car wheel mounting operations in North America. The majority of such wheel mounting operations are currently performed in-house by Class I railroads, except for Union Pacific and Kansas City Southern Railway, which outsource to the Company. The remaining independent wheel mounting market is highly fragmented. The Company is the largest manufacturer of specialty trackwork products in North America, serving all of the Class I railroads and a number of regional and short-line railroads. In specialty trackwork, ABC-NACO competes with a number of North American manufacturers, including Cleveland Track, Voest-Alpine Nortrak Inc., an affiliate of Voest-Alpine Eisenbahn Systemme AG and Progress Rail, a subsidiary of Florida Progress Corporation. Most of these companies' manufacturing facilities are located in the eastern U.S. which gives them a slight competitive shipping advantage in the eastern U.S. markets over the Company's Chicago Heights, Illinois, facility, which serves customers in the eastern U.S. In the Company's opinion, the locations of its specialty trackwork manufacturing facilities in Pueblo, Colorado and Superior, Wisconsin provide it with a competitive advantage with respect to railroads operating in the western U.S. and Canada.

  In the discontinued Flow and Specialty Products segment, the market is fragmented, and the Company competes with numerous other companies that manufacture the type of steel and high alloy valve housings and related products that the Company produces. The Company's largest competitors in this market are TIC United Corp., Pacific Steel Casting Co., Quality Electric Steel Castings, Inc. and Citation Corp. The Company is the only U.S. manufacturer of metal brake shoes. The Company is actively pursuing the sale of this segment in 2001.


Order Backlog

  The Company's backlog at any particular time is affected by a number of factors relating to, among other things, the Company's production schedule and the time at which customers generate purchase orders. Specialty trackwork deliveries generally require lead-times of one to three months. Most specialty trackwork installations occur in the period from March through October. Consequently, deliveries are somewhat seasonal, with order backlog increasing in the spring and decreasing in the late summer. For discussion of quarterly results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Order backlog for wheels is less meaningful because these products have short production lead-times. All order backlog figures include only firm orders for which customers have issued releases for production and delivery and exclude the non-current portion of any long-term supply arrangements. The Company's backlog was $64.6 million and $64.7 million as of December 31, 2000 and December 31, 1999, respectively. The Company expects to fill the majority of its order backlog as of December 31, 2000 during 2001.


Intellectual Property

  The Company relies on a combination of patents, trademark, trade secret and other intellectual property law, confidentiality and nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property. However, there can be no assurance that these efforts will be successful, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary information. The Company currently holds 30 U.S. trademarks and 33 foreign trademarks. The Company holds 64 U.S. patents and 57 foreign patents and has applications pending for 12 U.S. patents, 44 foreign patents, and 6 foreign trademarks. The Company uses a cost-benefit analysis to determine whether the value of patent protection justifies the expense of seeking the protection. The Company believes its intellectual property is a valuable asset of its business and will protect its intellectual property by legal action in appropriate situations.


Raw Materials

  The primary raw materials used by the Company to manufacture its various steel casting products are scrap steel and elements such as Chromium and Manganese, electrical power, natural gas and sand. The Company purchases most of its raw materials in bulk from a small number of suppliers. Certain raw materials which are expensive to transport, such as scrap steel, are purchased by the Company from sources which are located close to the casting facilities where the materials are used.

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


Employees

  As of December 31, 2000, the Company had 4,418 employees approximately 77% of whom are represented by Labor Unions and 13% are in the discontinued Flow and Specialty business. The Company believes that its labor relations are satisfactory.

  The Company has three-year agreements with its Rail Products employees located in Cicero, Illinois and Calera, Alabama. These agreements expire in 2001 and 2002. A one-year agreement is in place with the Rail Products employees located in Sahagun, Mexico, expiring May 30, 2001. The Company has started negotiations with the employees in Sahagun, Mexico and anticipates entering into a new agreement in the next few weeks.

  The Company anticipates it will negotiate agreements in 2001 with Rail Products employees in Hamilton, Ontario, Cicero, Illinois (Pattern Shop), and with employees in Glencast, Scotland and Cometna, Portugal.

  The company has five-year labor agreements in place with its Track Products employees located in Pueblo, Colorado; Superior, Wisconsin and Chicago Heights, Illinois. These agreements expire at varying times in 2003 and 2004. The Company also has a three-year agreement with its Track Products employees located in Crown Point, Indiana that expires in 2002.

  Three-year agreements are in place with the Flow and Specialty Products employees in Richmond, Texas; Keokuk, Iowa and Baltimore, Maryland. These agreements expire during 2002 and 2003.

  These 2001 negotiations affect approximately 48% of the Company's employees.

Environmental Matters

  For a description of compliance with environmental matters and of litigation related thereto, see "Part I, Item 3--Legal Proceedings" herein.

Segment Reporting

  Refer to the Company's financial statements included herein, for the required segment and geographical disclosures.

ITEM 2--PROPERTIES

  The Company is in the process of moving its headquarters from Downers Grove, Illinois, to Lombard, Illinois. The Company conducts its operations in 23 principal manufacturing plants. The Company believes its property and equipment is in good condition and suitable for its needs. The Company's principal operating facilities are as follows:

                                Approximate
                                  square
Location(1)                       footage     Owned/Leased                     Description of use
------------------------------------------------------------------------------------------------------------------
Anderson, Indiana.............      155,000  Owned (2)        Manganese steel trackwork castings
Ashland, Wisconsin............       57,000  Owned (3)        Specialty trackwork panelizing
Baltimore, Maryland...........       61,000  Owned            Metal brake shoes
Danvers, Illinois.............       10,600  Owned            Explosion hardening trackwork manufacturing
Danvers, Illinois.............       17,600  Owned            Explosion hardening trackwork manufacturing
Danvers, Illinois.............       30,000  Owned            Explosion hardening trackwork manufacturing
Danvers, Illinois.............       12,000  Owned            Explosion hardening trackwork manufacturing
Danvers, Illinois.............        1,000  Owned            Storage Facility
Calera, Alabama...............      259,000  Owned            Cast railroad wheels
Calera, Alabama...............       19,000  Owned            Cast railroad wheels
Chicago Heights, Illinois.....      182,000  Owned            Specialty trackwork rail manufacturing
Chicago Heights, Illinois.....      244,000  Owned            Specialty trackwork manufacturing
Chicago Heights, Illinois.....       21,000  Owned            Railroad wheel assembly
Cicero, Illinois..............      700,000  Owned            Freight car castings
Cincinnati, Ohio..............      135,000  Owned (4)        Specialty trackwork manufacturing
Corsicana, Texas..............       18,000  Owned            Railroad wheel assembly
Crown Point, Indiana                 20,000  Leased           Patterns and Specialty Trackwork
Hamilton, Ontario, Canada.....      425,000  Owned            Freight car and locomotive castings
Jacksonville, Florida.........       13,000  Leased (5)       Railway signal system assembly
Kansas City, Kansas...........       36,000  Leased           Railroad wheel assembly
Keokuk, Iowa..................      122,000  Owned            Valve housings and related castings
Keokuk, Iowa..................       30,000  Leased (6)       Finishing plant
Keokuk, Iowa..................       54,000  Leased (6)       Pattern storage facility
Keokuk, Iowa..................       15,000  Owned (2)        General offices
Keokuk, Iowa..................      180,170  Leased           Flow & Specialty castings
Leven, Fife, Scotland.........      213,000  Owned            Railway and industrial castings
Lewistown, Pennsylvania.......       29,000  Owned            Railroad wheel assembly
Lisbon, Portugal..............      520,000  Owned            Freight car and locomotive castings
Lombard, Illinois.............       30,000  Leased           Research & development/product engineering
Melrose Park, Illinois........      240,000  Owned (2)        Freight car and locomotive castings
Mexico City, Mexico...........       24,000  Leased           Railroad wheel assembly
Newton, Kansas................       58,000  Leased (3)       Specialty trackwork manufacturing
Pueblo, Colorado..............      111,000  Owned            Specialty trackwork manufacturing
Richmond, Texas...............      249,000  Leased           Manganese steel trackwork casting and idler wheels
Sahagun, Hidalgo, Mexico......      794,500  Owned            Freight car and locomotive castings
San Bernardino, California....       65,000  Leased           Railroad wheel assembly
Superior, Wisconsin...........       94,000  Owned            Specialty trackwork manufacturing
Verona, Wisconsin.............       13,000  Leased (2)       Railway signal system assembly

(1) All locations are in the USA unless otherwise indicated.
(2) Facility has been closed and is being marketed for sale or sublease.
(3) Facility is leased by the Company in connection with an industrial revenue bond arrangement and pursuant to a lease which grants the Company an option to purchase the facility for a nominal amount.
(4) Facility has been closed and was sold in February, 2001.
(5) Business sold in February 2001.  Lease assumed by buyer.
(6) Facility lease expires in 2001. Operations to be consolidated into remaining Iowa properties.

  All of the non-real estate assets located at the Company's owned manufacturing and assembly facilities within the U.S., other than Newton, Kansas, and Ashland, Wisconsin, are pledged as security under the Company's senior credit facility. Real estate assets at the Company's Ashland, Wisconsin, and Superior, Wisconsin, facilities have been pledged to a third party bank as letter of credit provider supporting an outstanding Industrial Revenue Bond.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

            Name           Age               Position
------------------------------------------------------------------------------------------
      Vaughn W. Makary      51  Chief Executive Officer and President
      John W. Waite         58  Executive Vice President and Chief Administrative Officer
      J. P. Singsank        54  Senior Vice President and Chief Financial Officer
      Larry A. Boik         41  Vice President and Corporate Controller
      Brian L. Greenburg    42  Vice President and Corporate Treasurer
      Mark F. Baggio        40  Vice President, General Counsel and Secretary


  Vaughn W. Makary. Mr. Makary was elected Chief Executive Officer, President and Director of the Company in April, 2001. Mr. Makary served as President and Chief Operating Officer of the Company from February, 1999 to April, 2001. Mr. Makary served as President and Chief Operating Officer of NACO from 1988 to February, 1999, and as a director of NACO from 1993 to February, 1999.

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

   Larry A. Boik. Mr. Boik has served as Vice President and Corporate Controller of the Company since July, 2000. Prior to joining the Company, Mr. Boik held a variety of financial leadership positions within U.S. Can Corporation, a leading international metal and plastic manufacturer of consumer and industrial use containers, dating back to May, 1989. Mr. Boik served as U.S. Can Corporation's Assistant Corporate Controller since October 1997. Mr. Boik also served as Division Controller for FoxMeyer Drug and held an assortment of financial positions with Continental Can dating back to September 1983.

  Brian L. Greenburg. Mr. Greenburg has served as Vice President and Treasurer of the Company since January 2001. From July 2000 to December 2000, Mr. Greenburg served as Vice President of Finance and Chief Financial Officer for the Company's BuyMetalCastings.com unit. Mr. Greenburg has served as Vice President and Corporate Controller of the Company from February, 1999 to July, 2000. Mr. Greenburg served as Vice President and Corporate Controller of NACO from April, 1998 to February, 1999. From July 1997 to April 1998, Mr. Greenburg served as Vice President and Controller-- Flow Products Group of NACO. From January 1996 to June 1997, Mr. Greenburg served as Vice President of Finance and Chief Financial Officer of Milwaukee Valve Co., Inc. From 1985 to April, 1995, Mr. Greenburg held other various financial positions with NACO.

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

                                                                      Quarters
                                                ---------------------------------------------------
                                                     First       Second       Third       Fourth
                                                  -----------  -----------  ----------  -----------
Calendar year Ended December 31, 2000:
High............................................      $14.250      $11.625     $ 8.250      $ 7.875
Low.............................................      $ 7.313      $ 5.156     $ 4.750      $ 4.625
Transition Period Ended December 31, 1999 (a):
High............................................      $20.125      $11.437     N/A          N/A
Low.............................................      $ 8.750      $  8.00     N/A          N/A
Fiscal Year Ended July 31, 1999:
High............................................      $17.750      $15.750     $15.500      $21.000
Low.............................................      $ 8.000      $10.000     $12.000      $12.750

(a) First quarter is the three months ended October 30, 1999 and second quarter represents two months ended December 31, 1999.

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

  On September 23, 1999, the Company's Board of Directors adopted a resolution to change the fiscal year-end to December 31 from July 31. The principal reason for the change was to align the Company's year-end with the fiscal year-end of its major customers. Comparable, unaudited results for the twelve months ended December 31, 1999 and the five months ended December 31, 1998 are as follows (in thousands):


                                                            Twelve Months        Five Months
                                                                Ended               Ended
                                                          ------------------  ------------------
                                                            Dec. 31, 1999       Dec. 31, 1998
                                                          ------------------  ------------------
 Net sales                                                         $559,046            $242,627
 Gross profit                                                        72,186              35,268
 SG&A                                                                55,595              23,764
 Operating income (loss)                                             (4,124)             11,504
 Income (loss) from continuing operations before income
  taxes, cumulative effect of accounting change,
  discontinued operations and extraordinary item                    (24,790)              4,953

 Provision (benefit) for income taxes                                (5,688)                (41)
 Income (loss) from continuing operations before
  cumulative effect of accounting change and
  extraordinary item                                                (19,102)              4,994

 Cumulative effect of accounting change, net of income
  taxes of $1,014                                                        --              (1,620)

 Discontinued operations, net of income taxes of $841
  and $831, respectively                                              1,327               1,310

 Extraordinary item net of income taxes of $2,062                    (3,158)                 --
 Net income (loss)                                                 $(20,933)           $  4,684
                                                                   ========            ========
 Earnings per share, after cumulative effect of
  accounting change, discontinued operations and
  extraordinary item
 Basic                                                               ($1.14)           $   0.26
 Diluted                                                             ($1.14)           $   0.25


                                                                                       For the
                                                                    For the Year     Five Months
                                                                         Ended          Ended
                                                                     Dec. 31, 2000   Dec. 31, 1999
                                                                     ------------------------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
Net sales............................................................   $482,230      $210,277
Cost of sales........................................................    445,309       187,343
                                                                        --------      --------
  Gross profit.......................................................     36,921        22,934
Selling, general and administrative expenses.........................     61,702        23,223
Special Charges and gains (1)........................................      9,002          (915)
                                                                        --------      --------
  Operating income (loss)............................................    (33,783)          626
Settlement of litigation(2)..........................................         --            --
Equity (income) loss of unconsolidated joint ventures................     (2,557)          (29)
Interest expense.....................................................     28,328         9,398
                                                                        --------      --------
  Income (loss) from continuing operations before income taxes,
cumulative effect of accounting changes and extraordinary items......    (59,554)       (8,743)
Provision (benefit) for income taxes.................................    (20,407)       (4,296)
                                                                        --------      --------
  Income (loss) from continuing operations before cumulative effect
of accounting changes and extraordinary items........................    (39,147)       (4,447)
Cumulative effect of accounting changes(3)...........................         --            --
Discontinued Operations (4)..........................................      3,833        (1,078)
Extraordinary items(5)...............................................         --            --
                                                                        --------      --------
  Net income (loss)..................................................   $(35,314)     $ (5,525)
                                                                        ========      ========
Per Share Data:
Basic:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................   $  (2.70)     $  (0.24)
  Net income (loss)..................................................   $  (2.50)     $  (0.30)
  Weighted average common shares outstanding.........................     19,641        18,623
Diluted:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................   $  (2.70)     $  (0.24)
  Net income (loss)..................................................   $  (2.50)     $  (0.30)
  Weighted average common and equivalent shares outstanding..........     19,641        18,623
Operating Data:
Backlog(6)...........................................................   $ 64,584      $ 73,577
Depreciation and amortization........................................     31,864        12,191
Capital expenditures(7)..............................................     17,366        13,381
Balance Sheet Data at period end:
Total assets.........................................................   $497,384      $492,471
Total debt (including cash overdrafts)...............................    272,113       252,454
Stockholders' equity.................................................     82,996        86,679

                                                                               For the Year Ended July 31,
                                                                        -----------------------------------------
                                                                          1999       1998       1997       1996
                                                                        -----------------------------------------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Net sales............................................................   $591,396   $541,301   $441,483   $439,506
Cost of sales........................................................    506,876    464,435    383,716    381,522
                                                                        --------   --------   --------   --------
  Gross profit.......................................................     84,520     76,866     57,767     57,984
Selling, general and administrative expenses.........................     56,005     51,628     44,364     38,941
Special Charges and gains (1)........................................     21,630         --     (1,430)     5,955
                                                                        --------   --------   --------   --------
  Operating income (loss)............................................      6,885     25,238     14,833     13,088
Settlement of litigation(2)..........................................         --         --         --     (2,800)
Equity (income) loss of unconsolidated joint ventures................         66     (1,616)    (1,041)       144
Interest expense.....................................................     17,782     13,862     12,620      9,526
                                                                        --------   --------   --------   --------
  Income (loss) from continuing operations before income taxes,
cumulative effect of accounting changes and extraordinary items......    (10,963)    12,992      3,254      6,218
Provision (benefit) for income taxes.................................     (1,381)     5,390      1,233      2,272
                                                                        --------   --------   --------   --------
  Income (loss) from continuing operations before cumulative effect
of accounting changes and extraordinary items........................     (9,582)     7,602      2,021      3,946
Cumulative effect of accounting changes(3)...........................     (1,620)    (1,111)        --         --
Discontinued Operations (4)..........................................      3,635      6,176      4,228      5,205
Extraordinary items(5)...............................................     (3,158)        --       (310)        --
                                                                        --------   --------   --------   --------
  Net income (loss)..................................................   $(10,725)  $ 12,667   $  5,939   $  9,151
                                                                        ========   ========   ========   ========
Per Share Data:
Basic:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................     $(0.53)  $   0.43      $0.11   $   0.23
  Net income (loss)..................................................     $(0.59)  $   0.71      $0.34   $   0.54
  Weighted average common shares outstanding.........................     18,142     17,850     17,587     16,946
Diluted:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................     $(0.53)  $   0.41      $0.11   $   0.22
  Net income (loss)..................................................     $(0.59)  $   0.69      $0.33   $   0.52
  Weighted average common and equivalent shares outstanding..........     18,142     18,474     18,139     17,576
Operating Data:
Backlog(6)...........................................................   $114,702   $139,527   $ 93,849   $ 80,671
Depreciation and amortization........................................     28,220     20,694     19,186     15,307
Capital expenditures(7)..............................................     50,609     67,736     44,690     26,548
Balance Sheet Data at period end:
Total assets.........................................................   $453,821   $423,896   $340,142   $262,568
Total debt (including cash overdrafts)...............................    229,619    208,131    156,927    105,550
Stockholders' equity.................................................     81,557     92,070     78,366     59,852

(1) The 2000 net change related to (i) costs associated with the planned closing of the Melrose Park facility, and additional costs associated with prior restructuring initiatives, (ii) a gain of $3.6 million on the sale of the Company's 50% interest in an unconsolidated joint venture and (iii) an impairment loss on goodwill related to assets held for sale. The transition period and fiscal 1999 charges relate to costs and restructuring actions associated with the Merger, as well as costs associated with the restructuring of certain operations within the Rail Systems and Services segment. The fiscal 1997 gain and $2.8 million of the fiscal 1996 charge relate to certain actions taken with respect to its Wilsons facility. $3.2 million of the fiscal 1996 charge relates to the closure of a manufacturing facility and the cost of certain reengineering efforts.
(2)  Represents proceeds from the settlement of a lawsuit against ABEX.
(3) Represents the after-tax cumulative effect of accounting changes whereby, in fiscal 1998, the Company expensed previously capitalized business process reengineering costs; and in fiscal 1999, the Company expensed previously capitalized start-up costs.
(4) Represents operating income, net of tax, of the Flow and Specialty Products segment which is expected to be disposed of by the Company in 2001.
(5) Represents the after-tax effect of extraordinary charges recognized in connection with the write-off of unamortized deferred financing cost, make-whole payments and termination fees related to the early extinguishment of debt in connection with the refinancing of certain indebtedness, fiscal 1997 and fiscal 1999.
(6) Includes only firm orders, as of the end of the fiscal period, for which customers have issued releases for production and delivery, and excludes the non-current portion of any long-term supply arrangements.
(7)  Excludes expenditures for business acquisitions.

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

  Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year was adopted by the Company as the annual financial reporting period. As permitted under Regulation S-X promulgated by the Securities and Exchange Commission, the year-ends of the two companies have not been conformed for periods prior to fiscal 1999. The results of NACO's operations for the twelve months ended June 28, 1998 are combined with the results of ABC's operations for the twelve months ended July 31, 1998. Accordingly, revenues of $26.5 million and a net loss of $0.1 million, representing NACO's results of operations for July 1998 are excluded from the Company's Consolidated Statements of Operations. As permitted in a pooling-of-interests business combination, the ABC-NACO financial statements reflect certain adjustments to conform the accounting policies of both companies.

  On September 23, 1999, the Company's Board of Directors adopted a resolution to change the fiscal year-end to December 31 from July 31. The principal reason for the change was to align the Company's year-end with the fiscal year-end of its major customers.

  The Company realigned its segments during the Transition Period to better reflect the organizational and marketing changes that were enacted within the Company. The Company's trackwork product line which previously had been reported as part of the Rail Products segment is now included as part of the Rail Services and Systems segment. The Company now markets its services for trackwork products to the railroads through one organization headed by one division president. The current and historical segment financial information have been restated to reflect these changes.

  In 2000, the Company developed a plan to dispose of select non-core assets.
As part of this plan, the Company sold its 50% interest in Anchor Brake Shoe LLC in December 2000, its Signal business (included as part of the Rail Services and Systems segment) in February 2001, and is currently in the process of selling substantially all of its Flow and Specialty Products segment.

In accordance with Accounting Principles Board Opinion 30, the Flow and Specialty Products segment qualifies for treatment as a discontinued operation. As such, the consolidated statement of operations of the Company for the year ended December 31, 2000, the five months ended December 31, 1999 (the "Transition Period") and all comparable periods presented have been adjusted to reflect this treatment.

Current Business Situation

The Company has incurred large operating losses since the Merger and has been experiencing increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated causing reactions from vendors and lenders that tend to reduce the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and the resulting pressure on the Company's financial covenants has resulted in the Company's taking of additional actions in order to improve its long-term viability as a business concern.

Some of those actions included:

  . The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director has assumed the responsibility of Chairman and the Chief Operating Officer and President has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability. In addition, various members of the Board of Directors have been and will continue to provide special consulting services to the Company.

  . As further described in Note 5, the Company sold its freight, railcar and transit signaling systems and services business for approximately $21.1 million. On April 17, 2001, the Company agreed to sell its Flow and Specialty Products business segment for approximately $24.0 million. A significant portion of the proceeds from these sales were and will be used to permanently reduce outstanding borrowing commitments under the primary bank credit facility (the "Credit Facility"). The buyer of the Flow and Specialty Products businesses is a new company formed by the management of the businesses and investment funds managed by ING Furman Selz Investments ("ING"), preferred stockholders of the Company.

  . The Company received a commitment from ING and approval from the senior lenders for ING to provide the Company with $15 million of secured short-term loans due in January 2002 (the "ING-Bridge Notes"). The ING Bridge Notes will rank pari passu with borrowings under the Credit Facility. There will be no requirements to use any portion of the expected net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company will retain these funds for general corporate purposes, primarily to fund its current working capital needs.

     The ING Bridge Notes will be repaid from the issue of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) shareholder's approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. The primary terms of the preferred stock include a) that the Company has agreed to nominate three designees of ING to the Company's Board of Directors b) dividends at a rate of 10% per annum payable semi-annually in cash except that the first two year's of dividends shall be paid in April 2003, c) convertible at a price equal to $2.50 per share (adjusted if converted upon a change of control) of the Company's common stock, and d) callable at the Company's option upon certain events. Also upon issuance of the preferred stock, ING would receive warrants to purchase at a price of $0.01 per share, ____ shares of the Company's common stock equivalent to the number of shares into which the preferred stock is initially convertible. Additional warrants to purchase up to 6.0 million shares of common stock at a similar price will be exercisable by ING for every quarter beyond March 31, 2001 during which the Company does not achieve a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding four quarters.

     Additionally, effective with the issuance of the ING Bridge Notes, certain terms of the currently outstanding series B preferred stock owned by ING will be amended whereby the dividend rate will increase from 8% to 10%, 40% of previously deferred cash dividends will become immediately payable (approximately $1.0 million as of April 2001) and the preferred stock will become redeemable at the holder's option at 200% upon a change of control or if the Company's stock has an average market price of less than $16 per share after April 17, 2006.

  . The Company received a commitment from the senior lenders under the Credit Facility to amend that facility. The primary terms of the amendment will include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined . An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

     The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

  . While all of its future restructuring plans have not been finalized, management has developed preliminary plans to significantly reduce the Company's operating costs. Such plans include, among other things:

      The sale or extended mothballing of its wheel making facility. A sale, upon terms currently contemplated by the Company, along with a related long-term supply arrangement, would allow the Company access to loose wheels for its wheel shop business at prices lower than its current cost of production at this facility.

      The additional consolidation of production plants and/or particular product lines to take advantage of utilizing available capacity in certain plants with lower labor and other production costs. Idled plants or manufacturing lines will be sold or held for future use.

      A significant reduction in selling, general and administrative costs through headcount reductions, in certain cases as a result of the plant consolidations and sales, strict control over variable administrative costs, including certain incentive compensation, and simplification of production processes. In addition, the Company has relocated its corporate headquarters into an existing administration building.

      A significant reduction in capital spending. Capital spending over the recent years was increased over normal levels for a variety of reasons, most substantially due to the Company investing in new technologies to improve its manufacturing processes and products. As many of those capital programs are now complete, including the new rail milling facility in Illinois and the technology driven process changes at several North American plants, capital spending will decrease to significantly lower levels in 2001 and beyond.

With the closing of the agreements and commitments agreed as of April 17, 2001 and the actions planned for the remainder of the year, management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company attempts to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

Results of Operations

The following discussion compares results of operations for the year ended December 31, 2000 to the comparable twelve-month period ended December 31, 1999. Comparisons are also made for the Transition Period to the five-month period ended December 31, 1998. Fiscal year ended July 31, 1999 results are compared to fiscal year ended July 31, 1998.

Consolidated Sales and Gross Profits (Continuing Operations)

  The following table sets forth consolidated net sales and gross profit data for the periods indicated:


                                  Twelve                                Five
                     Year         Months                                Months            Years Ended
                    Ended         Ended                                 Ended               July 31,
                   Dec. 31,      Dec. 31,          Transition          Dec. 31,     ------------------------
                    2000           1999               Period             1998          1999           1998
                    ----           ----               ------             -----         ----           ----
                                                 (dollars in millions)
Net sales           $482.2          $559.0             $210.3            $242.6         $591.4         $541.3
Gross profit        $ 36.9          $ 72.2             $ 22.9            $ 35.3         $ 84.5         $ 76.9
% of  Net sales        7.7%           12.9%              10.9%             14.6%          14.3%          14.2%

  Consolidated net sales from continuing operations decreased $76.8 million or 13.7% to $482.2 million in 2000 from $559.0 million in the comparable period in 1999. The largest decrease is in the Rail Products segment with increased sales in the Company's other business segments. Reduced spending by the railroads on maintenance items versus historical levels has negatively impacted the rail supply industry in which the Company operates. The Company does not believe this market softness will continue in the long-term and does not believe it has lost market share. Net sales decreased 13.3% to $210.3 million in the
Transition Period from $242.6 million in the comparable period in 1998.   Sales
within the Rail Systems and Systems segment decreased 17.2% from $103.9 million
in 1999 to $86.0 million.   This decrease was driven primarily by the weak
demand for the group's specialty trackwork products. Sales within the Rail Products segment decreased 6.5% from $155.7 million in the five months ended December 31, 1998 to $145.5 million in the Transition Period. The revenue drop within this segment was primarily attributable to reduced demand from major rail car builders as these customers stopped replenishing inventories of freight railcar components in anticipation of the rail industry's outlook for the coming year.

  In fiscal 1999, annual net sales increased 9.3% to $591.4 million from $541.3 million in fiscal 1998. In fiscal 1999, the increase was due in part to the ongoing ramp up of the Sahagun, Mexico, facility as well as continued strong market conditions within the Rail Products segment. These conditions were a direct result of a strong domestic economy that increased demand for freight car components and locomotive truck assemblies.

  Consolidated gross profit of $36.9 million in 2000 is little more than half of the amount in the corresponding 1999 period of $72.2 million. All of the decline is within the Rail Products segment, due largely to a significant decrease in sales as explained above. Gross profit decreased to $22.9 million or 10.9% of sales in the Transition

Period from $35.3 million or 14.6% of sales in the comparable period in 1998. Gross profit within the Rail Products segment decreased by $8.6 million from $24.5 million or 15.7% of sales in the five months ended December 31, 1998 to $15.9 million or 10.9% of sales in the Transition Period. The margin within this segment in the Transition Period was impacted by operating variances within the Company's Sahagun, Mexico operation as it continued to ramp up its production during the period, as well as the demand issues described above related to the Company's freight railcar components. Gross profit within the Rail Services and Systems segment decreased by $3.7 million from $11.0 million or 10.6% of sales in the comparable period in 1998 to $7.3 million or 8.5% of sales in the Transition Period. The margin decrease within this segment was attributable to weak demand for the group's specialty trackwork products. Gross profit as a percentage of net sales increased slightly in fiscal 1999 to 14.3% from 14.2% in fiscal 1998.

Consolidated SG&A and Operating Income (Continuing Operations)

  A summary of Selling, General and Administrative ("SG&A") expenses and Operating Income with respective percentages of sales, for the periods indicated, follows:



                                                 Twelve                           Five
                                Year             Months                          Months            Years Ended
                               Ended             Ended                           Ended                July 31,
                              Dec. 31,          Dec. 31,       Transition       Dec. 31,        --------------------
                               2000               1999           Period           1998           1999          1998
                               ----               ----           ------           ----           ----          ----
  (dollars in millions)
 SG&A                         $ 61.7             $ 55.6          $ 23.2           $23.6          $56.0         $51.6
 % of Net sales                 12.8%               9.9%           11.0%            9.7%           9.5%          9.5%
 Operating income (loss)*     $(33.8)            $ (4.1)         $ (0.9)          $11.7          $ 6.9         $25.2
 % of Net sales                 (7.0)%             (0.7)%          (0.4)%           4.8%           1.2%          4.7%

*Includes nonrecurring losses (gains) of $9.0 million, $23.1 million, $(0.9) million, $0.0 million and $21.6 million in 2000, the twelve-months ended December 31, 1999; the Transition Period; the five months ended December 31, 1998 and fiscal 1999, respectively.

  Selling, general and administrative expense increased $6.1 million or 11.0% in 2000 to $61.7 million versus $55.6 million in the twelve-month comparable period in 1999. In 2000, the Company increased its provision for doubtful accounts by $6.0 million for certain contract receivables it retained when its Signal business was sold in February 2001. Selling, general and administrative expenses decreased by $0.6 million during the Transition Period from the comparable period in 1998 as a result of merger synergies. Prior to the synergies, SG&A was flat as a percentage of sales in fiscal 1999 and fiscal 1998.

  Operating loss in 2000 of $33.8 million is eight-fold greater than the $4.1 million loss for the comparable twelve-month period in 1999. Gross profit declines and a $6.0 million provision for doubtful contract receivables resulted in the increased loss year-to-year. Operating loss of $1.5 million in the Transition Period compares to operating income of $11.7 million for the corresponding period in 1998. Gross profit declines contributed to the period-to-period loss. Operating income decreased to $6.9 million during fiscal 1999 from $25.2 million in fiscal 1998.

Nonrecurring Losses and Gains

  Nonrecurring losses and (gains) for 2000, the Transition Period and fiscal 1999 consisted of the following (in thousands):

                                             Dec. 31, 2000           Dec. 31, 1999         July 31, 1999
                                             -------------           -------------         -------------
Restructuring charges                              $10,756                   $(915)             $12,142
Impairment charge                                    1,834                      --                   --

Gain on sale of joint venture                           (3,588)                     --                   --
Merger costs                                                --                      --                9,488
                                                       -------                   -----              -------
                                                       $ 9,002                   $(915)         [B  $21,630
                                                       =======                   =====              =======

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

  The Company recorded restructuring charge of $10.8 million during 2000 for costs associated with the planned closing of its Melrose Park, Illinois plant ($2.8 million), additional costs associated with prior restructuring initiatives ($0.5 million), and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($6.0 million).

  Due largely to the implementation of improved manufacturing processes in some of its other production facilities, the Company announced the closure of its Melrose Park, Illinois Rail Products facility, and recorded a $2.8 million restructuring charge for related closure costs. Total cash costs associated with the Melrose Park closure include $0.4 million of severance and related benefit costs for approximately 242 hourly and 42 salaried employees (substantially all of whom are expected to be terminated during the first quarter of 2001) and $1.1 million of idle facility and property disposal costs expected to be incurred from the time of vacancy through the estimated sale date of the property. An additional $1.3 million of non-cash costs were recorded for
the expected write-off of equipment to be scrapped or sold.   The Company ceased
production at this facility by December 31, 2000, with the building sale to be completed within one year of its vacancy.

  An additional $1.1 million provision was recorded in 2000 related to prior restructuring initiatives, primarily related to the Company's idled facilities in Anderson, Indiana and Cincinnati, Ohio which were not sold as quickly as initially expected. The Cincinnati facility was sold in February 2001.

  Planned permanent reductions in employment levels resulted in a charge of $6.9 million, representing cash severance and related benefit costs for approximately 90 salaried employees and 30 hourly plant employees throughout the Company, including its closed Verona, Wisconsin offices, and required cash severance payments made to approximately 340 production employees at the Company's Sahagun, Mexico facility. As of December 31, 2000, $3.2 million of costs have been paid. The majority of the remaining payments occured in the first quarter of 2001, with some payments continuing through 2002 for certain severed employees.

  During fiscal 1999, the Company recorded $12.1 million restructuring charges. During the Transition Period, the Company recorded a net credit of $0.9 million, including adjustments of previously-recorded charges based on actual expenses incurred on the related initiatives. The primary components of the net $11.2 million of charges include: the consolidation of the corporate activities of the merged companies into one facility, and the consolidation of several manufacturing and assembly operations into fewer facilities to eliminate duplicative functions and to improve operating efficiencies.

  Employee severance costs included in the aggregate charge, totaling $7.9 million, were for 33 corporate employees, 109 salaried plant employees and 581 hourly plant employees. As of December 31, 2000, all of these employees had been terminated and all but $0.4 million of the severance has been paid.

  Certain of the restructuring initiatives within the Rail Services and Systems segment were prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company closed its Cincinnati, Ohio facility and discontinued manufacturing at its Newton, Kansas facility (which also has a distribution operation) by July 31, 1999. The Company also closed its foundry operation in Anderson, Indiana by October 31, 1999. The Manganese castings used in specialty track products that were produced at Andersen were transferred to the Company's manufacturing facility in Richmond, Texas. The duplicative leased corporate facility and another administrative facility was closed in September 1999. In addition to these closures, the Company has decided to close an assembly facility in Verona,

Wisconsin. This Rail Services and Systems facility closed by December 31, 2000 with all operations being transferred to another Company location.

  Costs associated with these facility closures, excluding severance, are $2.2 million of non-cash provisions for the write down of obsolete assets and leasehold improvements and $1.1 million in cash provisions for idle facility and property disposal costs, all of which has been spent as of December 31, 2000.

  The 2000 impairment charge and gain on sale are described in Note 6. The fiscal 1999 Merger costs were incurred as a direct result of the Merger for advisory and other professional services.

Other

  The Company's equity income from its investments in joint ventures increased from a loss of $(0.4) million in the twelve-month period ending December 31, 1999 to a $2.6 million gain in 2000. The turnaround in results is due to the success of the Company's joint venture located in China that began producing railcar wheels in November 1998 moving beyond its start up phase. The Company's equity income from its investments in joint ventures decreased from $0.4 million in the five months ended December 31, 1998 to break-even during the Transition Period. Equity income (loss) from unconsolidated joint ventures decreased to a $(0.1) million loss in fiscal 1999 from $1.6 million of income in fiscal 1998. These decreases were primarily attributable to start up costs and initial operating losses generated from the Company's joint venture located in China. Equity earnings other than from the China joint venture are primarily attributable to the venture that the Company sold in December 2000.

  Interest expense, net of capitalized interest, increased to $28.3 million in 2000 from $20.2 million in the twelve-month period ended December 31, 1999. This increase was attributable to higher borrowing levels to support operations and increased lending rates. Transition Period interest expense increased to $9.4 million from $7.0 million in the comparable period of 1998. This increase resulted from higher borrowing levels required to support the Company's increase in working capital and capital spending programs. Interest expense, net of capitalized interest, increased to $17.8 million during fiscal 1999 from $13.9 million in fiscal 1998. The interest cost increase in fiscal 1999 was primarily attributable to the financing of the Company's Sahagun, Mexico, capacity expansion project as well as the construction of the Rail Mill in Chicago Heights, Illinois. Capitalized interest associated with the financing of new capital projects totaled $0.1 million in 2000, $0.3 in the Transition Period, $2.4 million in fiscal 1999 and $3.9 million in fiscal 1998.

  The Company's effective tax rates for 2000, the Transition Period, fiscal 1999 and 1998 were 38.8%, 47.4%, 18.4%, and 40.3% respectively. The lower effective tax rate during fiscal 1999 primarily reflects reductions in tax reserves due to the ultimate realization of certain net operating losses.

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

Rail Products Segment

  The following table sets forth, for the periods indicated, Rail Products segment sales before intercompany eliminations and other, gross profit, SG&A and operating income data:

                                                Twelve                             Five
                                Year            Months                            Months               Years Ended
                               Ended             Ended                             Ended                 July 31,
                              Dec. 31,          Dec. 31,        Transition        Dec. 31,       ----------------------
                                2000             1999             Period            1998          1999            1998
                             ---------         ---------       ------------      ---------       ------          ------
                                                           (dollars in millions)
Net sales                      $252.1          $378.1            $145.5          $155.7            $388.3          $309.8

Gross profit                   $ 14.0          $ 50.4            $ 15.9          $ 24.5            $ 59.0          $ 39.0
% of Net sales                    5.6%           13.3%             10.9%           15.7%             15.2%           12.6%

SG&A                           $ 15.7          $ 16.4            $  7.5          $  6.8            $ 15.7          $ 12.9
% of Net sales                    6.2%            4.3%              5.1%            4.4%              4.0%            4.2%

Operating income (loss)        $ (1.7)         $ 34.0            $  8.4          $ 17.7            $ 43.3          $ 26.0
% of Net sales                   (0.7)%           9.0%              5.8%           11.4%             11.2%            8.4%

     Net sales for the Rail Products segment declined $126.0 million or 33.3% to $252.1 million in 2000 as compared to the twelve-month period ended December 31, 1999. The impact of high fuel prices, resulting in reduced spending on maintenance items such as loose wheels by railroads, severely impacted sales in 2000. Rail Products net sales decreased 7% to $145.5 million in the Transition Period from $155.7 million in the comparable period of 1998. Rail Products net sales increased 25% from $309.8 million in fiscal 1998 to $388.3 million in fiscal 1999. In fiscal 1999 and 1998, continued strong demand generated from new railcar and locomotive car builds in addition to the continued ramp up and higher operating efficiencies at the Company's Sahagun, Mexico, facility contributed to the strong year to year sales gains. The revenue drop in the Transition Period was primarily attributable to reduced demand from major railcar builders as these customers stopped replenishing inventories of freight railcar components in anticipation of the rail industry's outlook for the coming year.

     Gross profit in 2000 of $14.1 million is only 28.0% of the $50.4 million level achieved in the comparable twelve-month period in 1999. Rail Products gross margins reflect the significant market softness experienced throughout the industry. The Company has instituted several cost reduction initiatives, including the closure of its Melrose Park, Illinois facility late in 2000, to mitigate the effects of the market downturn. Gross profit in the Transition Period decreased 35% from $24.5 million in the five months ended December 31, 1998 to $15.9 in the Transition Period. Rail Products gross profit increased 51% to $59.0 million during fiscal 1999 from $39.0 million in fiscal 1998. The Transition Period decline was impacted by the reduced demand from railcar builders that is described above as well as operating variances within its Sahagun, Mexico operation as it continued to ramp up its production during the Transition Period.

     SG&A declined in 2000 versus the corresponding twelve-month period in 1999 by $0.7 million to $15.7 million. Relative to the depressed sales level in 2000, SG&A increased to 6.2% of net sales in this segment. The Company continues to evaluate its SG&A costs relative to current market conditions and will likely initiate further reductions in this area. During the Transition Period, SG&A as a percentage of sales climbed to 5.1% which corresponded with the segment's revenue decline during the period. SG&A as a percentage of sales held relatively firm during the fiscal 1999 and fiscal 1998 at 4.0% and 4.2%, respectively.

Rail Services and Systems Segment

     The following table sets forth, for the periods indicated, Rail Services and Systems segment sales before intercompany eliminations and other, gross profit, SG&A and operating income data:

                                                 Twelve                            Five
                                Year             Months                           Months            Years Ended
                                Ended             Ended                            Ended              July 31,
                               Dec. 31,          Dec. 31,       Transition        Dec. 31,     ---------------------
                                 2000             1999            Period           1998         1999           1998
                              ---------         ---------      ------------      ---------     ------         ------


                                                          (dollars in millions)
   Net sales                   $265.5             $229.6           $86.0         $103.9         $247.5         $269.7

   Gross profit                $ 25.9             $ 22.4           $ 7.3         $ 11.0         $ 26.0         $ 39.8
   % of Net sales                 9.6%               9.8%            8.5%          10.6%          10.5%          14.8%

   SG&A                        $ 10.1             $ 11.2           $ 3.4         $  5.4         $ 13.2         $ 12.0
   % of Net sales                 3.8%               4.9%          $ 4.0%           5.2%           5.3%           4.5%

   Operating income            $ 15.8             $ 11.2           $ 3.9         $  5.6         $ 12.8         $ 27.7
   % of Net sales                 6.0%               4.9%            4.5%           5.4%           5.2%          10.3%

     Net sales increased by 15.6% in 2000 to $265.5 million from $229.6 million for the corresponding twelve-month period in 1999. The increase is primarily the result of a full years of wheel mounting services provided to Union Pacific under a contract that began in November 1999. Rail Services and Systems net sales decreased by 17% to $86.0 million in the Transition Period from $103.9 million in the comparable period of 1998. Sales decreased by 8% from $269.7 million in fiscal 1998 to $247.5 million in fiscal 1999. The sales decreases in the Transition Period and fiscal year 1999 were attributable to a downturn in demand for the group's specialty trackwork products from its peak year in fiscal 1998.

     Rail Services and Systems gross profit increased 15.6% to $25.9 million in 2000 from $22.4 million in the corresponding period of 1999. This is largely due to the increased sales for wheel mounting services. Gross margin as a percent of sales declined in 2000 to 9.6% due to weaker performance in the Company's operations that provide transit rail signal systems, which was sold in February 2001. Rail Services and Systems gross profit decreased by 34% to $7.3 million in the Transition Period from $11.0 million in the comparable period of 1998. Gross profit decreased 35% from $39.8 million in fiscal 1998 to $26.0 million in fiscal 1999. The gross profit decreases in these years were driven by the downturn in demand for the group's trackwork products.

     SG&A as a percentage of sales dropped to 4.0% during the Transition Period as a result of calendar 1999 restructuring efforts within the group and has remained at that level through 2000.

Flow and Specialty Products Segment  (Discontinued Operations)

     In April 2001, the Company sold substantially all of the operations of this segment.

     The following table sets forth, for the periods indicated, Flow and Specialty Products segment sales before intercompany eliminations and other, gross profit, SG&A and operating income data:

                                          Twelve                          Five
                            Year          Months                         Months            Years Ended
                            Ended          Ended                         Ended               July 31,
                           Dec. 31,       Dec. 31,       Transition      Dec. 31,     --------------------
                             2000           1999           Period         1998          1999        1998
                          ----------     ----------     -----------    ----------     --------     -------
                                    (dollars in millions)
   Net sales                $81.6          $69.9            $29.6         $33.7        $74.1        $93.6

   Gross profit             $11.7          $ 8.6            $ 2.1         $ 4.0        $10.5        $14.7
   % of Net Sales            14.3%          12.3%             7.1%         11.9%        14.2%        15.7%

   SG&A                     $ 4.8          $ 4.0            $ 1.7         $ 2.0        $ 4.2        $ 4.7
   % of Net sales             5.9%           5.7%             5.7%          5.9%         5.7%         5.0%

   Operating income         $ 6.9          $ 4.6            $ 0.4         $ 2.0        $ 6.2        $10.1
   % of Net sales             8.5%           6.6%             1.4%          5.9%         7.6%        10.8%

     Net sales for Flow and Specialty Products increased 16.7% to $81.6 million in 2000 from $69.9 million in the twelve-month period ending December 31, 1999. Increased demand for value bodies due to higher demand for fuel exploration has aided this segment. Flow and Specialty Products net sales decreased by 12% to $29.6 million in the Transition Period from $33.7 million in the comparable period of 1998. Sales decreased by 21% from $93.6 million in fiscal 1998 to $74.1 million in fiscal 1999. Transition Period sales were lower due to reduced demand for the group's specialty freight car brake shoes. During fiscal 1999, the revenue drop within this segment was largely related to the depressed oil prices within the petroleum industry that severely depressed demand for valves and the corresponding valve bodies produced within the segment.

     In 2000, gross profit increased $3.1 million or 36.0% to $11.7 million from the same period in 1999. Higher revenues and resulting production throughput generated incremental profits. Flow and Specialty Products gross profit of $2.1 million during the Transition Period decreased by 48% when compared to gross profit of $4.0 million for the five months ended December 31, 1998. This decrease was once again directly related to the reduced demand for the group's specialty freight car brake shoes. Gross profit decreased 29% from $14.7
million in fiscal 1998 to $10.5 million in fiscal 1999.   The overall reasons
for the deterioration in gross profit during this period are directly related to the revenue declines described above.

     SG&A as a percent of sales has remained relatively steady in this segment since fiscal year 1998.

Liquidity and Capital Resources

     The Company's cash and cash equivalents were $2.2 million at December 31, 2000 compared to $0.3 million at December 31, 1999, and $3.2 million at July 31, 1999. In 2000 and the Transition Period, the Company utilized $29.3 million and $11.3 million, respectively from operating activities. Fiscal 1999 operating activities provided $37.7 million of cash. The decrease in cash flow were primarily due to lower earnings (after adjustments for non-cash items). Consolidated net working capital increased $8.8 million to $65.1 million at December 31, 2000 (before consideration of debt in technical default) from $56.3 million at December 31, 1999. Consolidated current assets decreased $0.8 million to $194.4 million at December 31, 2000 from $195.2 million at December 31, 1999. Consolidated current liabilities decreased $6.6 million to $132.3 million at December 31, 2000 (before consideration of debt in technical default) from $138.9 million at December 31, 1999.

     The Company increased its borrowings in 2000 by $15.8 million on its revolving lines of credit and raised $28.4 million by issuing convertible preferred stock in March 2000 and received $10.4 million of cash proceeds from the sale of its interest in Anchor Brake Shoe LLC in December 2000. The cash inflows were primarily used to fund the $21.1 million of capital expenditures and the $29.3 million of cash utilized in operating activities.

     The Company increased its borrowings during the Transition Period by $29.4 million on its revolving lines of credit, primarily to fund the $17.7 million of capital expenditures, $9.4 million of repayments on term loans and the $11.3 million of cash utilized in operating activities. During fiscal 1999, the $37.7 million of net cash generated from operating activities as well as the additional $19.8 million net cash provided by the Company's financing activities were utilized to fund the $54.6 million of capital expenditures. The most significant capital expenditure during fiscal 1999 was the completion of the expansion project in Sahagun, Mexico.

     On June 23, 2000, the Company acquired certain assets of Donovan Demolition, Inc. ("Donovan") located in Danvers, Illinois. In addition, the Company acquired a patent from a shareholder of Donovan. Donovan explosion hardens steel rail and is part of the Company's Rail Services and Systems segment. The total purchase price of $7.6 million for these assets included $2.0 million in cash, a $2.5 million note due in monthly installments through May 2003 and 500,000 shares of the Company's common stock valued at $3.1 million.

     On April 17, 2001 the Company sold a significant portion of the Flow and Specialty Products assets and businesses to ING, along with some other minor assets, for an aggregate sales price of $24 million. The sales price was in excess of the carrying value of the net assets sold and includes an eight year junior subordinate note bearing interest at 8% per annum.

     Additionally, the Company sold its 50% ownership in Anchor Brake Shoe, L.L.C. (''Anchor'') on December 28, 2000. Anchor designs, manufactures, markets and sells railcar composite brake shoes. Proceeds received from the sale were $10.4 million which were used to reduce the Company's credit facility. The Company recorded a $3.6 million gain.

     In February 2001, the Company sold its freight railroad and transit signaling systems and services business for a cash sales price of $21.1 million, subject to a net asset adjustment. A significant portion of the net proceeds of $18.5 million was used to permanently reduce outstanding borrowing commitments under the Senior Bank Facility. As sale proceeds were insufficient to completely cover non deductible goodwill related to the business, the Company recorded a December 2000 impairment charge of $1.8 million. Additionally, the Company recorded a December 2000 deferred income tax charge of $2.5 million related to the estimated taxable gain incurred upon the sale. The Company retained certain contracts and other receivables of the signaling business, primarily related to various completed contracts and other completed projects. Retained receivables aggregated $18.4 million. Because the Company will no longer have a continuing interest in the signaling business, collection of these receivable is expected to be hampered. Accordingly, the company recorded a $6.0 million reserve in December 2000 reflecting management's best estimate of the collectibility of these amounts.

     The following section describes the Company's primary credit facilities. Certain amendments to these facilities and additional facilities are also described earlier in the M.D.&A. section.

Senior Credit Facilit
---------------------
Immediately after the consummation of the Merger, the Company entered into a Credit Facility with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provided the Company with a revolving line of credit of up to $200.0 million. The weighted average interest rate of all outstanding borrowings under the Credit Facility at December 31, 2000 was 10.7%. Availability at December 31, 2000 was $7.6 million.

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

     During the Transition Period and 2000, the Company entered into a number of amendments, restatements and other relief mechanisms of the Credit Agreement. The primary results of those changes included a) the modification of several financial covenants that the Company otherwise would not have been in compliance with as of October 31, 1999, December 31, 1999 or September 30, 2000; b) the modification of the pricing grid which had the effect of increasing the applicable interest rates and lender fees; c) the establishment of scheduled commitment reductions and d) the release of certain collateral related to the Company's Mexican subsidary. At December 31, 2000, the Company was not in compliance with several of the financial covenants under the Credit Facility. Additionally, covenants and other provisions have been violated through April 16, 2001, for which the Company paid $0.8 million to the lenders in January 2001. On April 17, 2001, the Company received from the senior lenders, a permanent waiver of all such non compliance.

     On April 17, 2001, the Company received an irrevocable commitment from the senior lenders to amend the Credit Facility. The primary terms of the amendment will include a) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, b) allow the ING Bridge Notes, c) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002 (such maximum having been reduced to $156.5 million by April 17, 2001), d) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash

Flows, as defined, e) interest rates will be increased, for all borrowings, to prime plus 2.75%, f) certain additional collateral will be required, g) was default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and h) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined . [INSERT B to follow later which will further describe the covenants] , An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price and the market value per share of the Company's common stock.

Senior Subordinated Notes
-------------------------
On February 1, 1997 and December 23, 1997 the Company issued $50 million of 9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes, respectively (collectively, the "Notes"). The net proceeds from the issuances were used to repay certain outstanding indebtedness under its primary and other credit facilities. Subject to an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

     Pursuant to the Notes indenture the Company is required to meet certain financial covenants including minimum interest coverage, minimum consolidated net worth and upon issuance of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment , fees for which of $0.7 million are being amortized over the remaining life of the Notes, reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. The required minimum consolidated net worth at December 31, 2000 was $81.4 million. The certificate filed by the Company with the notes trustee on April 17, 2001, indicated that the actual interest coverage ratio for the twelve months ended December 31, 2000 was 1.9:1.0 and that actual consolidated net worth at December 31, 2000 was $83.0 million. For purposes of the covenant calculations, various adjustments are made to reported balances. The minimum interest coverage ratio remains at 1.8:1.0 each quarter through the maturity date and the minimum consolidated net worth balance adjusts each quarter based on quarterly earnings and capital issuances.

     Based on preliminary results for the first quarter of 2001 and the Company's forecast for the remainder of the year, the Company anticipates it will fail to meet one or both of these covenants at one or more quarter ends. Failure will give the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. Accordingly, the Notes and, pursuant to cross default provisions in the Credit Facility, all outstanding borrowing under the Credit Facility are reflected as short-term obligations as of December 31, 2000. However, management believes that neither the individual noteholders (or the trustee on their behalf) nor the senior lenders will act to accelerate the payment of substantial outstanding borrowings. Management's belief is based on amoung other things, ongoing discussions with its lenders, the willingness of the senior lenders to enter into the April 17, 2001 transactions and commitments and the ING letter of credit issued in favor of the trustee in a face amont sufficent to pay each interest payment, if necessary, that becomes due and payable under the Notes indenture through and including December 31, 2001. Additionally, based on advice received from its advisors, management believes that the Company can complete a successful consent solicitation with the note holders by July 2001 whereby the financial covenants will be modified or eliminated and any necessary waivers of non compliance will be obtained. However, there can be no assurance that the Company's lender will not accelerate payment of some or all of the outstanding Notes and borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. Other than as described above and in Note 2, the Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

     Prior to the Merger, ABC and NACO had their own primary bank credit facilities which allowed for aggregate borrowings and outstanding letters of credit, as amended, of up to $125 million, including a term loan portion of $8.5 million. These previous primary bank credit facilities were terminated upon the refinancing under the Credit Facility.

     In December 1998, a $3.0 million Industrial Revenue Bonds ("IRB") was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of December 31, 2000, the adjustable interest rate on the bonds was set at 4.98%. The bonds mature in December 2018.

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

     A universal shelf registration was declared effective on October 29, 1999, for issuances up to $300 million of debt or equity securities, and the unused portion of a previous universal shelf registration was de-registered. As of December 31, 2000, no securities were issued under this universal shelf registration.

New Accounting Pronouncements

     In November 1997, the FASB's Emerging Issues Task Force reached a consensus that requires companies to write-off previously capitalized business process re-engineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs before fiscal 1998. In accordance with this consensus, effective August 1, 1997, the Company recorded a non-cash charge of $1.8 million ($1.1 million after tax) to reflect the cumulative effect of this accounting change.

     In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs and expense future start-up costs as incurred. The Company had capitalized certain start-up costs before fiscal 1999, including $1.5 million during fiscal 1998. Effective August 1, 1998, the Company recorded a non-cash charge of $2.6 million ($1.6 million after-tax) to reflect the cumulative effect of this accounting change.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities.
It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income (loss) in the case of certain hedges. The Company adopted SFAS No. 133 as of January 1, 2001. Had SFAS No. 133 been adopted at December 31, 2000, the impact on liabilities and comprehensive income would have been immaterial.

Seasonality

     The peak season for installation of specialty trackwork extends from March through October, when weather conditions are generally favorable for installation and, as a result, net sales of specialty trackwork have historically been more concentrated in the period from January through June. In addition, a number of the Company's facilities close for regularly scheduled maintenance in the late summer and late December, which tends to reduce operating results during the first half of the Company's fiscal year. Transit industry practice with respect to specialty trackwork generally involves the periodic shipment of large quantities, which may be unevenly distributed throughout the year. The Company, except where noted, does not expect any significant departure from the historical demand patterns during the present calendar year ending December 31, 2001.

Regarding Forward-Looking Statements
------------------------------------
This report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's long-term business strategy of acquisitions; and the risks described from time to time in the Company's SEC reports. All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward looking statements.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except as such risks relate to interest rate and foreign exchange rate fluctuations. As of December 31, 2000, the Company has long-term debt outstanding with a carrying value of $269.0 million (including current maturities of long-term debt). The estimated fair value of this debt is $236.8 million. Fixed interest rate debt outstanding as of December 31, 2000 represents 30% of total debt, carries an average interest of 9.67% and has scheduled maturities as follows: $1.7 million in fiscal 2001, $1.8 million in fiscal 2002, $1.2 million in fiscal 2003, $75.8 million in fiscal 2004, and $0.1 million thereafter. Variable interest rate debt outstanding as of December 31, 2000 had an average interest rate at that date of 10.49% and has scheduled maturities as follows: $5.3 million in fiscal 2001, $2.7 million in fiscal 2002, $176.2 million in fiscal 2003, zero in fiscal 2004 and $4.2 million thereafter. As described in Note 7 to Consolidated Financial Statements, certain of this indebtedness as classified at December 31, 2000 as a current obligation due to such debt being near technical default.

     From time to time, the Company enters into various interest rate swap and cap transactions for purposes of managing exposures to fluctuations in interest rates. Currently, the Company hedges a portion of its exposure to fluctuations in LIBOR interest rates through the use of an interest rate reversion swap. This swap effectively converts a portion of the Company's outstanding credit facility borrowings from a floating LIBOR rate to a fixed rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating LIBOR rate of interest. Variable rates are based on 3 month LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Maturity dates of interest rate swap and cap generally match those of the underlying debt agreements. At December 31, 2000, the Company had one interest rate protection agreement outstanding which expires in 2003, and covers a notional principal amount of $25 million. The fair market value of these contracts from the Company's perspective at December 31, 2000 was $24.7 million. No such agreements were outstanding at December 31, 1999.

     As a Company with multi-national operations, many of its transactions are denominated in foreign currencies. The Company uses financial instruments to mitigate its overall exposure to the effects of currency fluctuations on its cash flows. The Company's policy is not to speculate in such financial instruments for profit or gain. Instruments used as hedges must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the hedging contract.

     Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its ABC-NACO de Mexico subsidiary located in Sahagun, Mexico and its Cometna subsidiary located in Lisbon, Portugal. At December 31, 2000, the Company had approximately $5.9 million notional value of foreign currency option collar contracts outstanding with expiration dates through March, 2001, hedging manufacturing cost exposures within its ABC-NACO de Mexico subsidiary. The fair market value of these contracts from the Company's perspective was $6.2 million at December 31, 2000. Also at December 31, 2000, the Company had $3.6 million notional value of foreign currency forward contracts outstanding relating to forecasted U.S. dollar transactions within its Cometna, Portugal subsidiary with expiration dates through August, 2001. The fair market value of these contracts from the Company's perspective was $3.5 million at December 31, 2000.

ITEM 8--FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ABC-NACO Inc.:

We have audited the accompanying consolidated balance sheets of ABC-NACO Inc. (a Delaware corporation) AND SUBSIDIARIES ("the Company") as of December 31, 2000 and 1999, and July 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, for the five months ended December 31, 1999 and for each of the two years in the period ended July 31,1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ABC-NACO Inc. and Subsidiaries as of December 31, 2000 and 1999, and July 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 2000, for the five months ended December 31, 1999 and for each of the two years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, recent operating conditions have resulted in significant liquidity and debt leverage concerns for the Company. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intention to complete the various transactions described therein, are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR  ANDERSEN  LLP

Chicago, Illinois
April 17, 2001

ITEM 8--FINANCIAL STATEMENTS

                                 ABC-NACO INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Year        For the Five        For the Year Ended July 31,
                                                   Ended           Months Ended       -----------------------------
                                               Dec. 31, 2000       Dec. 31, 1999           1999           1998
                                              ---------------     ---------------     ------------    -------------
                                                                  (In thousands, except per share data)
NET SALES                                      $     482,230       $    210,277        $  591,396      $   541,301
COST OF SALES                                        445,309            187,343           506,876          464,435
                                              ---------------     --------------      ------------    -------------
      Gross profit                                    36,921             22,934            84,520           76,866
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            61,702             23,223            56,005           51,628
NONRECURRING LOSSES (GAINS)                            9,002               (915)           21,630               -
                                              ---------------     --------------      ------------    -------------
  Operating income (loss) from
    continuing operations                            (33,783)               626             6,885           25,238
EQUITY (INCOME) LOSS FROM
  UNCONSOLIDATED JOINT VENTURES                       (2,557)               (29)               66           (1,616)
INTEREST EXPENSE                                      28,328              9,398            17,782           13,862
                                              ---------------     --------------      ------------    -------------
  Income (loss) from continuing
    operations before income taxes,
    cumulative effect of accounting
    changes and extraordinary item                   (59,554)            (8,743)          (10,963)          12,992
PROVISION (BENEFIT) FOR INCOME TAXES                     480             (4,296)           (1,381)           5,390
                                              ---------------     --------------      ------------    -------------
  Income (loss) from continuing
    operations before cumulative
    effect of accounting changes
    and extraordinary item                           (60,034)            (4,447)           (9,582)           7,602
INCOME FROM DISCONTINUED OPERATIONS
  net of income taxes of $2,430, ($683),
  $2,304, and $3,915, respectively                     3,833             (1,078)            3,635            6,176
CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
  net of income taxes of $1,014 and $695,
  respectively                                            -                  -             (1,620)          (1,111)
EXTRAORDINARY ITEM, net of income taxes
  of $2,062                                               -                  -             (3,158)              -
                                              ---------------     --------------      ------------    -------------
NET INCOME (LOSS)                              $     (56,201)      $     (5,525)       $  (10,725)     $    12,667
                                              ===============     ==============      ============    =============
EARNINGS  PER SHARE DATA:
  Income (loss) from continuing operations
    before cumulative effect of accounitng
    changes and extraordinary item              $    (60,034)       $    (4,447)       $   (9,582)     $    7,602
  Adjustment related to preferred stock              (11,877)                -                 -               -
  Preferred stock dividends                           (1,985)                -                 -               -
                                              ---------------     --------------      ------------    -------------
  Adjusted income (loss) from continuing
    operations before cumulative effect
    of accounting changes and extraordinary
    item                                             (73,896)            (4,447)           (9,582)          7,602
  Discontinued operations                              3,833             (1,078)            3,635           6,176
  Cumulative effect of accounting changes                 -                  -             (1,620)         (1,111)
  Extraordinary item                                      -                  -             (3,158)             -
                                              ---------------     --------------      ------------    -------------
    Net income (loss) available to common
      stockholders                             $     (70,063)      $     (5,525)       $  (10,725)     $   12,667
                                              ===============     ==============      ============    =============
BASIC EARNIGNS PER SHARE:
  Adjusted income (loss) from continuing
    operations before cumulative effect
    of accounting changes and extraordinary
    item                                       $       (3.76)      $      (0.24)       $    (0.53)     $     0.43
  Discontinued operations                               0.19              (0.06)             0.20            0.34
  Cumulative effect of accounting changes                 -                  -              (0.09)          (0.06)
  Extraordinary item                                      -                  -              (0.17)             -
                                              ---------------     --------------      ------------    -------------
    Net income (loss) available to common
    stockholders                               $       (3.57)      $      (0.30)       $    (0.59)     $     0.71
                                              ===============     ==============      ============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   19,641             18,623            18,142          17,850
                                              ===============     ==============      ============    =============

DILUTED EARNIGNS PER SHARE:
  Adjusted income (loss) from continuing
    operations before cumulative effect
    of accounting changes and extraordinary
    item                                       $       (3.76)      $      (0.24)       $    (0.53)      $    0.41
  Discontinued operations                               0.19              (0.06)             0.20            0.34
  Cumulative effect of accounting changes                 -                  -              (0.09)          (0.06)
  Extraordinary item                                      -                  -              (0.17)             -
                                              ---------------     --------------     -------------    -------------
    Net income (loss) available to common
      stockholders                             $       (3.57)      $      (0.30)       $    (0.59)      $    0.69
                                              ===============     ==============      ============    =============
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
  OUTSTANDING                                         19,641             18,623            18,142          18,474
                                              ===============     ==============      ============    =============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 ABC-NACO INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            As of December 31,
                                                                      -----------------------------     As of July 31,
                        ASSETS                                            2000             1999             1999
--------------------------------------------------------              -----------      ------------    ---------------
                                                                              (In thousands, except share data)
CURRENT ASSETS:
   Cash and cash equivalents                                           $    2,211       $      351       $      3,159
   Account receivable, less allowance of $8,322, $1,804,
     and $1,705, respectively                                              76,422           79,617             82,995
   Inventories                                                            101,470           94,132             73,633
   Prepaid expenses and other current assets                                3,753           12,401             11,189
   Deferred income tax assets                                                  -             8,680              9,226
                                                                      ------------     ------------     --------------
      Total current assets                                                183,856          195,181            180,202
                                                                      ------------     ------------     --------------
PROPERTY, PLANT AND EQUIPMENT--net                                        236,935          245,010            228,093

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                 9,148           13,886             14,490

DEFERRED INCOME TAX ASSETS                                                     -                -                  -

OTHER NONCURRENT ASSETS--net                                               44,184           38,394             31,036
                                                                      ------------     ------------     --------------
      Total assets                                                     $  474,122       $  492,471       $    453,821
                                                                      ============     ============     ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES:
   Cash overdrafts                                                     $    3,117       $       -        $        -
   Current maturities of long-term debt and debt in                       258,247            6,207              4,588
     default
   Accounts payable                                                        80,355           89,678             73,456
   Accrued expenses                                                        41,791           42,983             37,129
                                                                      ------------     ------------     --------------
      Total current liabilities                                           383,510          138,868            115,173
                                                                      ------------     ------------     --------------
LONG-TERM DEBT, less current maturities and debt in
  default                                                                  10,749          246,247            225,031

DEFERRED INCOME TAXES                                                          -             6,699             14,194

OTHER NONCURRENT LIABILITIES                                               17,756           13,978             17,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Convertible Preferred stock, $1.00 par value;
     1,000,000 shares authorized; 300,000 shares
     issued and outstanding as of December 31, 2000                        28,425               -                  -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 19,872,242, 19,372,242 and
     18,386,336 shares issued and outstanding,
     respectively                                                             199              194                184
   Additional paid-in capital                                              96,197           79,240             68,383
   Retained earnings (deficiit)                                           (62,109)           7,954             13,479
   Cumulative translation adjustment                                         (605)            (709)              (489)
                                                                      ------------     ------------     --------------
      Total stockholders' equity                                           62,107           86,679             81,557
                                                                      ------------     ------------     --------------
      Total liabilities and stockholders' equity                       $  474,122       $  492,471       $    453,821
                                                                      ============     ============     ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 ABC-NACO INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Convertible              Additional     Retained       Cumulative
                                                      Preferred    Common      Paid-in       Earnings      Translation
                                                        Stock      Stock       Capital       (Deficit)      Adjustment       Total
                                                    -----------   --------   ------------   -----------   -------------   ----------
                                                                                   (In thousands)

BALANCE, July 31, 1997                               $      -      $  179     $   67,512     $  10,710      $      (35)    $ 78,366
  Comprehensive income (loss)                               -          -              -         12,667            (308)      12,359
  Shares issued in business acquisition                     -          -             436            -               -           436
  Common stock issued                                       -          -              32            -               -            32
  NACO comprehensive income (3/31/97 -
    6/27/97) (Note 1)                                       -          -              -            932             (55)         877
                                                    -----------   --------   ------------   -----------   -------------   ----------
BALANCE, July 31, 1998                                      -         179         67,980        24,309            (398)      92,070
  Comprehensive income (loss)                               -          -              -        (10,725)              8      (10,717)
  Common stock issued                                       -           5            300            -               -           305
  Income tax benefit from exercised
    stock options                                           -          -             103            -               -           103
  NACO comprehensive loss (6/29/98 -
    7/31/98) (Note 1)                                       -          -              -           (105)            (99)        (204)
                                                    -----------   -------    ------------   -----------   -------------   ----------
BALANCE, July 31, 1999                                      -         184         68,383        13,479            (489)      81,557
  Comprehensive loss                                        -          -              -         (5,525)           (220)      (5,745)
  Contingent shares issued for business
    acquisition                                             -          4           2,563            -               -         2,567
  Shares issued in business acquisition                     -          6           8,294            -               -         8,300
                                                    -----------   -------    ------------   -----------   -------------   ----------
BALANCE, December 31, 1999                                  -        194          79,240         7,954            (709)      86,679
  Comprehensive income (loss)                               -         -               -        (56,201)            104      (56,097)
  Preferred stock issued                                28,425        -           11,877       (11,877)             -        28,425
  Preferred stock dividends earned                          -         -            1,985        (1,985)             -            -
  Shares issued in business acquisition                     -          5           3,095            -               -         3,100
                                                    -----------   -------    ------------   -----------   -------------   ---------
BALANCE, December 31, 2000                           $  28,425      $199      $   96,197     $ (62,109)     $     (605)    $ 62,107
                                                    ===========   =======    ============   ===========   =============   =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 ABC-NACO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Year           For The Five
                                                                    Ended              Months Ended    For the Year Ended  July 31,
                                                                Dec. 31, 2000          Dec. 31, 1999       1999             1998
                                                              ------------------     ----------------  ----------------------------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(56,201)          $ (5,525)            $(10,725)      $12,667
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities--
          Extraordinary item                                               -                  -                3,158             -
          Cumulative effect of accounting changes                          -                  -                1,620         1,111
          Nonrecurring losses (gains)                                  9,002               (915)              21,630             -
          Equity (income) loss of unconsolidated joint ventures       (2,557)               (29)                  66        (1,616)
          Depreciation and amortization                               34,859             13,373               30,126        22,476
          Deferred income taxes                                       (1,981)            (6,949)               1,289         4,972
          NACO net cash flows--3/31/97 to 6/27/97 (Note 1)                 -                  -                    -          (125)
          NACO net cash flows--6/29/98 to 7/31/98 (Note 1)                 -                  -                   (6)            -
          Changes in certain assets and liabilities, net of
            effect of business acquisitions---
                  Accounts receivable                                  2,866              6,478                5,577       (21,024)
                  Inventories                                         (7,338)           (19,558)               1,278        (8,344)
                  Prepaid expenses and other current assets            8,648             (1,193)              (7,468)         (790)
                  Other noncurrent assets                             (4,556)            (5,599)              (3,966)       (7,719)
                  Accounts payable and accrued expenses              (19,898)            14,653           (4,140,295)       17,898
                  Other noncurrent liabilities                         3,884             (6,057)              (1,038)       (2,221)
                                                                  ----------         ----------          -----------     ---------
                  Net cash provided by (used in) operating
                    activities                                       (29,310)           (11,321)              37,696        17,285
                                                                  ----------         ----------          -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (21,129)           (17,659)             (54,640)      (68,915)
Proceeds from sale of assets and investments                          10,408                  -                    -         1,550
Business acquisitions, less cash acquired                             (2,000)                59                    -        (1,376)
Investments in unconsolidated joint ventures                               -                  -                    -          (190)
Dividends from unconsolidated joint ventures                           1,155                633                    -           904
                                                                  ----------         ----------          -----------     ---------
          Net cash used in investing activities                      (11,566)           (16,967)             (54,640)      (68,027)
                                                                  ----------         ----------          -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving lines of credit                        15,757             29,377               57,395        25,606
Proceeds from sale leaseback                                               -              5,984                    -             -
Change in cash overdrafts                                              3,117                  -              (10,036)          855
Issuance of senior subordinated notes                                      -                  -                    -        25,000
Borrowings of term debt                                                    -                  -                4,576         3,473
Payment of term debt                                                  (1,715)            (9,423)             (31,150)       (2,987)
Payment of financing costs                                            (2,848)              (458)              (1,363)       (1,282)
Proceeds from sale of convertible preferred stock                     28,425                  -                    -             -
Proceeds from stock options                                                -                  -                  408             -
                                                                  ----------         ----------          -----------     ---------
          Net cash provided by financing activities                   42,736             25,480               19,830        50,665
                                                                  ----------         ----------          -----------     ---------
          Net increase (decrease) in cash and cash equivalents         1,860             (2,808)               2,886           (77)
CASH AND CASH EQUIVALENTS, beginning of period                           351              3,159                  273           350
                                                                  ----------         ----------          -----------     ---------
CASH AND CASH EQUIVALENTS, end of period                            $  2,211           $    351             $  3,159       $   273
                                                                  ==========         ==========          ===========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 ABC-NACO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             December 31, 2000 and 1999 and July 31, 1999 and 1998

1. BASIS OF PRESENTATION AND OPERATIONS

  ABC-NACO Inc. ("the Company") is a supplier of technologically advanced products and services to the freight railroad industry through two of its business segments: Rail Products and Rail Services and Systems. With four technology centers around the world supporting its business segments, the Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. Until the sale of this Rail Services and Systems business in February 2001, the Company also supplied freight, railroad and transit signaling systems and services. A third business segment, Flow and Specialty Products, was substantially sold in April 2001. This segment primarily supplied steel and high alloy valve and related castings for industrial flow control systems. The operating results of this segment have been reflected as discontinued operations in the accompanying statements of operations.

  In the aggregate, the Company operates 16 U.S manufacturing plants in 8 states (excluding 3 Flow and Specialty Products plants in 3 states); plants in Sahagun, Mexico; Mexico City, Mexico; Lisbon, Portugal; Leven, Scotland and Dominion, Canada; has unconsolidated joint ventures with plants in China and Mexico; and has other facilities (administrative, engineering, etc.) in 4 states. Approximately 77% of the Company's employees are covered by collective bargaining agreements. During the next year, five of these bargaining agreements will expire. While management believes that its labor relations are satisfactory, there can be no assurance that labor contracts which come up for renewal will be renewed or the terms under which such renewals may occur.

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

  Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year-end was adopted by the Company as the annual financial reporting period. As permitted under Regulation S-X promulgated by the Securities and Exchange Commission, the year-ends of the two companies have not been conformed for periods prior to fiscal 1999. The results of NACO's operations for the twelve months ended June 28, 1998, and March 30, 1997, are combined with results of ABC's operations for the twelve months ended July 31, 1998, and 1997, respectively. Accordingly, revenues of $26.5 million and a net loss of $0.1 million, and revenues of $70.3 million and net income of $0.9 million representing NACO's results of operations for July 1998 and the period March 31, 1997 to June 27, 1997, respectively, are excluded from the Company's Consolidated Statements of Operations. Comprehensive income (loss) for these two NACO periods is reflected in the Company's Consolidated Statements of Stockholders' Equity.

  On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The year ended December 31, 2000, the five months ended December 31, 1999, and the years ended July 31, 1999 and 1998 are referred to as "2000", the "Transition Period", "fiscal 1999", and "fiscal 1998", respectively. Comparable, unaudited results for the twelve months ended December 31, 1999 and the five months ended December 31, 1998 are as follows (in thousands):

                                                                   Twelve Months      Five Months
                                                                       Ended             Ended
                                                                   Dec. 31, 1999     Dec. 31, 1998
                                                                 -----------------  ---------------
 Net sales                                                               $559,046          $242,627
 Gross profit                                                              72,186            35,268
 Selling, general and administrative expense                               55,595            23,764
 Operating income (loss)                                                   (4,124)           11,504
 Income from continuing operations before cumulative effect of
  accounting change and extraordinary item                                (19,102)            4,994

 Net income (loss)                                                       $(20,933)         $  4,684
 Earnings per share, after cumulative effect of accounting
  change, discontinued operations and extraordinary item
            Basic                                                          ($1.14)         $   0.26
            Diluted                                                        ($1.14)         $   0.25

2.  CURRENT BUSINESS SITUATION

    The Company has incurred large operating losses since the Merger and has been experiencing increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated causing reactions from vendors and lenders that tend to reduce the Company's operating flexibility. The
    Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and the resulting pressure on the Company's financial covenants has resulted in the Company's taking of additional actions in order to improve its long-term viability as a business concern.

    Some of those actions included:

    . The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director has assumed the responsibility of Chairman and the Chief Operating Officer and President has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability. In addition, various members of the Board of Directors have been and will continue to provide special consulting services to the Company.

    . As further described in Note 5, the Company sold its freight, railcar and transit signaling systems and services business for approximately $21.1 million. On April 17, 2001, the Company agreed to sell its Flow and Specialty Products business segment for approximately $24.0 million. A significant portion of the proceeds from these sales were and will be used to permanently reduce outstanding borrowing commitments under the primary bank credit facility (the "Credit Facility"). The buyer of the Flow and Specialty Products businesses is a new company formed by the management of the businesses and investment funds managed by ING Furman Selz Investments ("ING"), preferred stockholders of the Company.

    . The Company received commitment from ING and approval from the senior lenders for ING to provide the Company with $15 million of secured short-term loans due in January 2002 (the "ING-Bridge Notes"). The ING Bridge Notes will rank pari passu with borrowings under the Credit Facility. There will be no requirements to use any portion of the expected net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company will retain these funds for general corporate purposes, primarily to fund its current working capital needs.

        The ING Bridge Notes will be repaid from issuance of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) shareholder's approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. The primary terms of the preferred stock include a) that the Company has agreed to nominate three designees of ING to the Company's Board of Directors b) dividends at a rate of 10% per annum payable semi-annually in cash except that the first two year's of dividends shall be paid in April 2003, c) convertible at a price equal to $2.50 per share of the Company's common stock, d) callable at the Company's option upon certain events and e) redeemable at the holder's option at 200% in the event of a change in control. Also upon issuance of the preferred stock, ING would receive warrants to purchase at a price of $0.01 per share, 6,000,000 shares of the Company's common stock equivalent to the number of shares into which the preferred stock is initially convertible. Additional warrants to purchase up to 6.0 million shares of common stock at a similar price will be exercisable to ING for every quarter beyond March 31, 2001 during which the Company does not achieve a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding four quarters.

        Additionally, effective with the issuance of the ING Bridge Notes, certain terms of the currently outstanding series B preferred stock owned by ING will be amended whereby the dividend rate will increase from 8% to 10%, 40% of previously deferred cash dividends will become immediately payable (approximately $1.0 million as of April 2001) and the preferred stock will become redeemable at the holder's option at 200% upon a change of control or if the Company's stock has an average market price of less than $16 per share after April 17, 2006.

     . The Company received a commitment from the senior lenders under the Credit Facility to amend that facility. The primary terms of the amendment will include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined . An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

        The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

     . While all of its future restructuring plans have not been finalized, management has developed preliminary plans to significantly reduce the Company's operating costs. Such plans include, among other things:

           The sale or extended mothballing of its wheel making facility. A sale, upon terms currently contemplated by the Company, along with a related long-term supply arrangement, would allow the Company access to loose wheels for its wheel shop business at prices lower than its current cost of production at this facility.

           The additional consolidation of production plants and/or particular product lines to take advantage of utilizing available capacity in certain plants with lower labor and other production costs. Idled plants or manufacturing lines will be sold or held for future use.

           A significant reduction in selling, general and administrative costs through headcount reductions, in certain cases as a result of the plant consolidations and sales, strict control over variable administrative costs, including certain incentive compensation, and simplification of production processes. In addition, the Company has relocated its corporate headquarters into an existing administration building.

           A significant reduction in capital spending. Capital spending over the recent years was increased over normal levels for a variety of reasons, most substantially due to the Company investing in new technologies to improve its manufacturing processes and products. As many of those capital programs are now complete, including the new rail milling facility in Illinois and the technology driven process changes at several North American plants, capital spending will decrease to significantly lower levels in 2001 and beyond.

    With the closing of the agreements and commitments agreed as of April 17, 2001 and the actions planned for the remainder of the year, management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company attempts to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The Company's consolidated financial information reflects the application of the pooling-of-interests method of accounting for the Merger. Under this method of accounting, the recorded assets, liabilities, income and expenses of ABC and NACO are combined and recorded at their historical cost amounts.

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All ignificant intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated 50% or less owned joint ventures are accounted for under the equity method.

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

Allowance for Doubtful Accounts

  The allowance for doubtful accounts for 2000, the Transition Period, fiscal 1999 and fiscal 1998 consisted of the following (in thousands):

                                                           Dec. 31,    Dec. 31,    July 31,    July 31,
                                                             2000        1999        1999        1998
                                                          ---------------------------------------------
      Balance at beginning of period....................     $1,804      $1,705      $2,113      $1,987
         Provision charged to income....................      7,372         260         206         815
         Accounts written off...........................       (854)       (161)       (857)       (561)
         NACO net change (3/31/97-6/29/97)..............         --          --          --        (128)
         NACO net change (6/29/98-7/31/98)..............         --          --         243          --
                                                             ------      ------      ------      ------
      Balance at end of period..........................     $8,322      $1,804      $1,705      $2,113
                                                             ======      ======      ======      ======

  In the fourth quarter of 2000, the Company increased its provision for doubtful accounts by $6.0 million for certain contract receivables. See note 5.

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for substantially all inventories. Inventory costs include materials, labor and manufacturing overhead. Inventories at December 31, 2000, December 31, 1999, and July 31, 1999 consisted of the following (in thousands):

                                                         Dec 31,     Dec 31,   July 31,
                                                          2000       1999       1999
                                                     -----------------------------------
         Raw materials...............................     $ 40,148    $44,148    $31,964
         Supplies and spare parts....................        8,154      5,258      5,206
         Work in process and finished goods..........       53,168     44,726     36,463
                                                          --------    -------    -------
            Total inventories........................     $101,470    $94,132    $73,633
                                                          ========    =======    =======

Property, Plant and Equipment

  Property, plant and equipment are stated at cost, which for self-constructed assets includes interest and internal labor and overhead costs directly related to constructing the asset. Property, plant and equipment purchased in connection with business acquisitions have been valued at fair market value at the time of the acquisition, less, if any, the allocable share of the bargain purchase element inherent in the acquisitions. The Company also capitalizes direct costs incurred in developing or obtaining computer software for internal use once the Company determines that the new software will be completed and will fulfill its intended use. Costs incurred prior to such determination are expensed as incurred. Such capitalized costs include direct payroll and related costs for personnel that worked directly on the project to develop or obtain the computer software, external costs that were attributable to the software development and interest. The software costs capitalized through December 31, 2000 primarily relate to the development of enterprise-wide computer software systems, which are being amortized over estimated useful lives of five to ten years.

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

  The current uncertainty in interest rate levels, coupled with the recent increase in fuel costs, has resulted in a reduction in new car build activity and cutback in discretionary maintenance and repair spending by the Company's customers. As a result of these events, the Company's loose wheel making facility has significantly reduced productions since late 2000 and has not produced new wheels since mid-February 2001. The Company is currently exploring options for the facility ranging from an extended mothballing of the operation to a potential sale of the plant. The Company's current negotiations to sell the facility, includes a long-term supply agreement with the buyer. The value expected to be received upon such a transaction is dependent on further negotiations and resolution of many factors; however, management expects the value to be received would be in excess of the facility's carrying value. Absent a successful sale of this facility, ultimate realization of the related $35.7 million of net assets (as of March 31, 2001) is dependant upon (among other things) return to more historically normal order levels. However, there can be no assurances that such conditions will occur or that they will allow for sustained profitable operations at this facility.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense charged to continuing operations was $27.6 million for 2000, $10.9 million for the Transition Period and $25.6 million and $18.3 million for fiscal 1999 and fiscal 1998, respectively. The estimated useful lives used for recognizing depreciation expense for financial reporting purposes generally are as follows:


                          Asset Description                         Life
                          -----------------                       -----------
                 Buildings and improvements......................  7-30 years
                 Machinery and equipment.........................  3-12 years
                 Computer hardware and software..................  3-10 years
                 Patterns, tools, gauges and dies................   3-5 years

  Property, plant and equipment at December 31, 2000, December 31, 1999 and July 31, 1999 consisted of the following (in thousands):

                                                        Dec. 31,       Dec. 31,       July 31,
                                                          2000           1999           1999
                                                    --------------------------------------------
      Land                                               $   7,727      $   7,644      $   5,232
      Buildings and improvements                            47,811         42,268         33,403
      Machinery and equipment                              290,691        267,189        248,040
      Construction in progress                              21,352         28,302         29,583
      Patterns, tools, gauges and dies                      14,757         14,610         19,650
                                                         ---------      ---------      ---------
                                                           382,338        360,013        335,908
      Less--Accumulated depreciation                      (145,403)      (115,003)      (107,815)
                                                         ---------      ---------      ---------
         Property, plant and equipment--net              $ 236,935      $ 245,010      $ 228,093
                                                         =========      =========      =========

  The Company capitalized $0.1 million, $0.3 million, $2.4 million, and $3.9 million of interest during 2000, the Transition Period, fiscal 1999 and fiscal 1998, respectively.

  The most significant component of construction in progress at each of the above dates is the Company's investment in a rail hardening project. The machinery and equipment which has been built for this project is being stored pending completion of a revised business plan. The total investment to date for this project is $11.5 million, including $2.0 million of patents. The Company has recently revitalized its efforts to complete this project and management expects that with near term identification of a project partner and available production site, the project could be in production by second quarter 2002. However, no assurances can be given that the project will reach successful completion on the anticipated time frame or at all.

  During the Transition Period, the Company sold certain productive assets for $5.9 million and leased the assets back under an operating lease. The resulting gain of $0.4 million was deferred and is being recognized ratably over the six year life of the related lease.

Other Noncurrent Assets

  Other noncurrent assets at December 31, 2000, December 31, 1999 and July 31, 1999 consisted of the following (in thousands):

                                                        Dec. 31,   Dec. 31,   July 31,
                                                          2000       1999       1999
                                                      ---------------------------------
      Deferred financing costs-net                        $ 4,693    $ 3,713    $ 3,850
      Patents                                               6,264      2,011      2,011
      Excess costs over net assets acquired-net            17,684     20,621     18,544
      Union Pacific contract costs-net                      4,634      5,159          -
      Prepaid pension costs and other-net                  10,909      6,890      6,631
                                                          -------    -------    -------
         Other non-current assets-net                     $44,184    $38,394    $31,036
                                                          =======    =======    =======

  Deferred financing costs, net of accumulated amortization of $2.6 million, $1.6 million and $1.4 million as of December 31, 2000, December 31, 1999 and July 31, 1999, respectively, represent legal and other associated costs related to the Company's issuance of debt. Deferred financing costs are amortized over the term of the related debt. Pursuant to the early retirement of certain indebtedness, the related after-tax costs of $3.2 million were written-off during the year ended July 31, 1999.

  In 2000, the Company acquired a new patent in a business acquisition. This patent is being amortized on a straight-line basis over its 10 year remaining life, resulting in $0.1 million of accumulated amortization as of December 31, 2000.

  The excess cost over net assets of acquired businesses is being amortized on the straight-line basis over 15 to 25 years. Related amortization expense included in continuing operations for 2000, the Transition Period and fiscal 1999 and fiscal 1998 was $2.0 million, $0.4 million, $1.0 million, and $0.9 million, respectively. Accumulated amortization as of December 31, 2000, December 31, 1999 and July 31, 1999 was $4.5 million, $3.6 million and $3.2 million, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

  In November 1999, the Company entered into a long-term supply agreement with the Union Pacific Railroad ("UP") to supply and service wheelsets for its North American operations. A condition of the agreement required the Company to make a $5.25 million up-front payment to the UP. This $5.25 million origination fee was deferred by the Company and is being amortized over the 10-year agreement term.

Accrued Expenses

  Accrued expenses at December 31, 2000, December 31, 1999 and July 31, 1999 consisted of the following (in thousands):

                                                                          Dec. 31,   Dec. 31,    July 31,
                                                                            2000       1999        1999
                                                                        ----------------------------------
      Compensation, including related benefits and taxes                    $10,235    $11,433     $12,542
      Merger and other restructuring reserves                                 6,694      4,196       8,424
      Taxes, other than compensation taxes                                    6,788      8,236       4,272
      Self-insurance reserves                                                 6,342      6,355       2,629
      Billings in excess of contract costs and estimated earnings             1,293         45         145
      Other                                                                  10,437     12,718       9,117
                                                                            -------    -------     -------
         Total accrued expenses                                             $41,789    $42,983     $37,129
                                                                            =======    =======     =======

Income Taxes

  Deferred income tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The Company does not provide for U. S. income taxes which would be payable if undistributed earnings of its majority-owned foreign subsidiaries were remitted to the U.S. because the Company either considers such earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. The total amount of undistributed earnings of majority-owned foreign subsidiaries for income tax purposes was approximately $15.0 million, $12.3 million and $9.6 million at December 31, 2000, December 31, 1999, and July 31, 1999, respectively.

Workers' Compensation Insurance

  The Company is self-insured for a portion of its workers' compensation claims. The Company provides for workers' compensation insurance each period based on its estimate of the total ultimate payout for all claims and related fees.

Fair Value of Financial Instruments

  The carrying amounts of cash, accounts receivables, accounts payable, cash overdrafts and accrued expenses approximate their respective fair values due to their short maturities. Refer to Note 7 for disclosure regarding the fair value of the Company's long-term debt.

Foreign Currency Translation

  Where the local currency of the Company's foreign subsidiaries is the functional currency, translation adjustments are recorded as a separate component of Stockholders' Equity. All transaction gains and losses and any translation adjustments where the U.S. dollar is the functional currency are recorded in income as a component of selling, general and administrative expenses. These gains (losses) were not material for 2000, the Transition Period, fiscal 1999 or fiscal 1998.

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

  Certain revenue from the Company's now sold railway signal and communication engineering, construction and maintenance contracts was recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Costs included materials, direct and allowable labor and overhead. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability resulted in revisions to costs and income, the effects of which were recognized in the period in which the revisions were determined. Accounts receivable as of December 31, 2000 and 1999, and July 31, 1999 included $20.7 million, $10.4 million and $10.2 million, respectively, of costs and estimated earnings in excess of billings on uncompleted contracts.

Research and Development Expenses

  Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Expenditures for 2000, the Transition Period, fiscal 1999 and fiscal 1998 were immaterial.

Earnings Per Share

  Due to losses the denominator used in the calculation of basic and diluted earnings per share for 2000, the Transition Period and fiscal 1999 were the same and simply represented the weighted average number of common shares outstanding
during those periods.   For fiscal year 1998, the denominator for diluted
earnings per share also included equivalent shares of 624 from the assumed exercise or issuance of stock options, warrants and contingent shares.

  Other common stock equivalents which would have increased diluted shares by 3,554,984,470 and 350 shares for the periods ended December 31, 2000, December 31, 1999 and July 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the inclusion of such equivalents would have been antidilutive. The large increase in 2000 results from the assumed conversion of the Company's preferred stock that was issued in March 2000.

Foreign Currency Instruments and Interest Rate Agreements

  The Company accounts for financial instruments under SFAS No. 80, "Accounting for Futures Contracts." Under this standard, for instruments that properly qualify for hedge accounting, the gain or loss realized on a hedge is deferred an amortized over the life of the contract. For instruments that do not qualify for hedge accounting, the gain or loss realized is recognized in income in the current year.


New Accounting Pronouncements

  In November 1997, the FASB's Emerging Issues Task Force reached a consensus that requires companies to write-off previously capitalized business process re-engineering costs and expense future costs as incurred. The Company had capitalized certain process reengineering costs before fiscal 1998. In accordance with this consensus, effective August 1, 1997, the Company recorded a non-cash charge of $1.8 million ($1.1 million after tax) to reflect the cumulative effect of this accounting change.

  In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs and expense future start-up costs as incurred. The Company had capitalized certain start-up costs before fiscal 1999, including $1.5 million during fiscal 1998. Effective August 1, 1998, the Company recorded a non-cash charge of $2.6 million ($1.6 million after-tax) to reflect the cumulative effect of this accounting change.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities.
It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income (loss) in the case of certain hedges. The Company adopted SFAS No. 133 as of January 1, 2001. Had SFAS No. 133 been adopted at December 31, 2000, the impact on liabilities and comprehensive income would have been immaterial.

Reclassifications

  As permitted under the pooling-of-interests method of accounting, the Company's pre-Merger consolidated financial information reflects certain adjustments to conform the accounting policies of both companies. These adjustments retroactively conform, for all periods presented, the accounting policies of both companies, consistent with the intent to present both companies as though they had always been combined.

4.  BUSINESS ACQUISITIONS

  On June 23, 2000, the Company acquired certain assets of Donovan Demolition, Inc. ("Donovan") located in Danvers, Illinois. In addition, the Company acquired a patent from a shareholder of Donovan. Donovan explosion hardens steel rail and is part of the Company's Rail Services and Systems segment. The total purchase price of $7.6 million for these assets included $2.0 million in cash, a $2.5 million note due in monthly installments through May 2003 and 500,000 shares of the Company's common stock valued at $3.1 million.

  During the Transition Period, the Company acquired all outstanding common stock of COMENTA--Companhia Metalurgica Nacional, S.A. ("Cometna") located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. An additional 311,110 shares of the Company's stock, which were contingently issuable pursuant to certain earlier acquisitions, were deemed issued as of December 31, 1999. The aggregate purchase price paid for fiscal 1998 business acquisitions was $1.9 million, including 22,222 shares of the Company's common stock valued at $0.4 million.

  These acquisitions were all accounted for under the purchase method of accounting. Accordingly, certain recorded assets and liabilities of the acquired businesses were revalued to estimated fair values as of the acquisition dates. Management used its best judgment and available information in estimating the fair value of those assets and liabilities. Changes to those estimates were not material. The operating results of the acquired businesses are included in the consolidated statements of operations from their date of acquisition.


5.  BUSINESS AND MAJOR ASSET DISPOSITIONS

  In 2000, the Company adopted a formal plan to sell its Flow and Specialty
Products assets and businesses.    According, the results of the Flow and
Specialty segment have been reflected as Discontinued Operations in the accompanying consolidated statements of operations. Net sales from discontinued operations for 2000, the Transition Period, fiscal 1999 and fiscal 1998 were $81.6 million, $29.6 million, $74.1 million and $93.6 million, respectively. Discontinuing operation results do not include an allocation of general corporate interest expense.

  Assets and liabilities of the Flow and Specialty segment consisted of the following at December 31, 2000, December 31, 1999 and July 31, 1999 (in thousands):


                                            Dec. 31,     Dec. 31,     July 31,
                                              2000         1999         1999
                                            --------     --------     --------
  Accounts receivable, net                  $ 9,955      $10,002      $ 9,206
  Inventories                                 3,976        5,607        3,575
  Prepaid expenses                               67          105          307
  Property, plant, and equipment, net        18,568       15,757       12,856
                                            -------      -------      -------
   Total assets                              32,566       31,471       25,944

  Accounts payable                            9,150       11,978        6,441
  Accrued expenses                            1,369        1,079        1,124
  Term debt                                     233          537          764
                                            -------      -------      -------
  Net assets to be disposed of              $21,814      $17,877      $17,615
                                            =======      =======      =======

  On April 17, 2001 the Company agreed to sell its Flow and Specialty Products business segment for approximately $24 million. The sales price was in excess of the carrying value of the net assets sold and includes an eight year junior subordinate note bearing interest at 8% per annum and payable in equal installments at the end of years 2006 through 2009. The final sales price is subject to a net asset adjustment. A significant portion of the net cash proceeds of $ 19.3 million was used to permanently reduce outstanding borrowing commitments under the Senior Bank Facility.

  The remaining assets and businesses of the segment are expected to be sold at or above carrying values before December 31, 2001.

  Additionally, the Company sold its 50% ownership in Anchor Brake Shoe, L.L.C. ("Anchor") on December 28, 2000. Anchor designs, manufactures, markets and sells railcar composite brake shoes. Proceeds received from the sale were $10.4 million which were used to reduce borrowings under the Credit Facility. The Company realized a $3.6 million gain on this sale.

  In February 2001, the Company sold its freight railroad and transit signaling systems and services business for a cash sales price of $21.1 million, subject to a net asset adjustment. A significant portion of the net proceeds of $18.5 million was used to permanently reduce outstanding borrowing commitments under the Senior Bank Facility. As sale proceeds were insufficient to completely cover non deductible goodwill related to the business, the Company recorded a December 2000 impairment charge of $1.8 million. Additionally, the Company recorded a December 2000 deferred income tax charge of $2.5 million related to the estimated taxable gain incurred upon the sale. The Company retained certain contracts and other receivables of the signaling business, primarily related to various completed contracts and other completed projects. Retained receivables aggregated $18.4 million. Because the Company will no longer have a continuing interest in the signaling business, collection of these receivable is expected to be hampered. Accordingly, the company recorded a $6.0 million reserve in December 2000 reflecting management's best estimate of the collectibility of these amounts.


6. NONRECURRING LOSSES (GAINS)

  Nonrecurring losses (gains) for 2000, the Transition Period, and fiscal 1999 consisted of the following (in thousands):

                                     Dec. 31,     Dec. 31,     July 31,
                                       2000         1999         1999
                                     --------     --------     --------
Restructuring charges                $10,756       $(915)      $12,142
Impairment charge                      1,834          --            --
Gain on sale of joint venture         (3,588)         --            --
Merger costs                              --          --         9,488
                                     -------       -----       -------
                                     $ 9,002       $(915)      $21,630
                                     =======       =====       =======

  All of the restructuring charges recorded by the Company were computed based on actual cash payouts, management's estimate of realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The Company expects that these restructuring efforts will result in reduced operating costs, including lower salary and hourly payroll costs and depreciation/amortization.

  The Company recorded a restructuring charges of $10.8 million during 2000 for costs associated with the planned closing of its Melrose Park, Illinois plant ($2.8 million), additional costs associated with prior restructuring initiatives ($1.1 million), and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($6.9 million).

  Due largely to the implementation of improved manufacturing processes in some of its other production facilities, the Company announced the closure of its Melrose Park, Illinois Rail Products facility, and recorded a $2.8 million restructuring charge for related closure costs. Total cash costs associated with the Melrose Park closure include $0.4 million of severance and related benefit costs for approximately 242 hourly and 42 salaried employees (substantially all of whom were terminated during the first quarter of 2001) and $1.1 million of idle facility and property disposal costs expected to be incurred from the time of vacancy through the estimated sale date of the property. An additional $1.3 million of non-cash costs were recorded for the
expected write-off of equipment to be scrapped or sold.   The Company ceased
production at this facility by December 31, 2000, with the building sale to be completed within one year of its vacancy.

  An additional $1.1 million provision was recorded in 2000 related to prior restructuring initiatives, primarily related to the Company's idled facilities in Anderson, Indiana and Cincinnati, Ohio which were not sold as quickly as initially expected. The Cincinnati facility was sold in February 2001.

  Planned permanent reductions in employment levels resulted in a charge of $6.9 million, representing cash severance and related benefit costs for approximately 90 salaried employees and 30 hourly plant employees throughout the Company, including its closed Verona, Wisconsin offices, and required cash severance payments made to approximately 340 production employees at the Company's Sahagun, Mexico facility. As of December 31, 2000, $3.2 million of costs have been paid. The majority of the remaining payments occured in the first quarter of 2001, with some payments continuing through 2002 for certain severed employees.

  The following table is a summary roll forward of the restructuring reserves recorded in 2000, (in thousands):

                                               Aggregate
                                                Charge     Deductions   Balance
                                               ---------   ----------   -------
Cash provisions:
   Employee severance & benefits                 $ 7.3       $(2.6)       $4.7
   Idle facility and property disposal costs       2.2        (0.2)        2.0
                                                 -----       -----        ----
      Total cash costs                             9.5       $(2.8)       $6.7
                                                             =====        ====
Non-cash asset write-downs                         1.3
                                                 -----
      Total                                      $10.8
                                                 =====


  During fiscal 1999, the Company recorded $12.1 million of restructuring charges. During the Transition Period, the Company recorded a net credit of $0.9 million, including adjustments of previously-recorded charges based on actual expenses incurred on the related initiatives. The primary components of the net $11.2 million of charges include the consolidation of the corporate activities of the merged companies into one facility and the consolidation of several manufacturing and assembly operations into fewer facilities to eliminate duplicative functions and to improve operating efficiencies.

  Employee severance costs included in the aggregate charge, totaling $7.9 million, were for 33 corporate employees, 109 salaried plant employees and 581 hourly plant employees. As of December 31, 2000, all of these employees had been terminated and substantially all of the severance has been paid.

  Certain of the restructuring initiatives within the Rail Services and Systems segment were prompted by the excess capacity resulting from the operation of the Company's new state-of-the-art rail mill facility in Chicago Heights, Illinois. With this new capacity on line, the Company closed its Cincinnati, Ohio facility and discontinued manufacturing at its Newton, Kansas facility (which also has a distribution operation) by July 31, 1999. The Company also closed its foundry operation in Anderson, Indiana by October 31, 1999. The Manganese castings used in specialty track products that were produced at Anderson were transferred to the Company's manufacturing facility in Richmond, Texas. The duplicative leased corporate facility and another administrative facility was closed in September 1999. In addition to these closures, the Company decided to close an assembly facility in Verona, Wisconsin. This Rail Services and Systems facility closed by December 31, 2000 with all operations being transferred to another Company location.

  Costs associated with these facility closures, excluding severance, are $2.2 million of non-cash provisions for the write down of obsolete assets and leasehold improvements and $1.1 million in cash provisions for idle facility and property disposal costs, all of which has been spent as of December 31, 2000. The 2000 impairment charge and gain on sale are described in Note 5. The fiscal 1999 Merger costs were incurred as a direct result of the Merger for advisory and other professional services.

7.  DEBT

  Debt outstanding as of December 31, 2000, December 31, 1999 and July 31, 1999 consisted of the following (in thousands):


                                                                 Dec. 31,      Dec. 31,      July 31,
                                                                   2000          1999          1999
                                                          -----------------------------------------------
   Revolving Credit Facility                                    $ 180,394      $165,471      $134,300
   Senior Subordinated Notes                                       75,000        75,000        75,000
   Term loans                                                       2,700           250         8,522
   Industrial revenue bonds                                         5,305         5,805         6,285
   Other                                                            5,597         5,928         5,512
                                                                ---------      --------      --------
   Total debt                                                     268,996       252,454       229,619
   Less--Current maturities                                        (7,037)       (6,207)       (4,588)
       --Long-term debt in technical default                     (251,210)           --            --
                                                                ---------      --------      --------
   Total long-term debt                                         $  10,749      $246,247      $225,031
                                                                =========      ========      ========


  Immediately after the consummation of the Merger, the Company entered into the Credit Facility with a syndicate of financial institutions, in which Bank of America National Trust & Savings Association acted as the Agent and Letter of Credit Issuing Lender and Bank of America Canada acted as the Canadian Revolving Lender. The Credit Facility provided the Company with a revolving line of credit of up to $200.0 million. The weighted average interest rate of all outstanding borrowings under the Credit Facility at December 31, 2000 was 10.7%. Availability at December 31, 2000 was $7.6 million.

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

  During the Transition Period and 2000, the Company entered into a number of amendments, restatements and other relief mechanisms of the Credit Agreement. The primary results of those changes included a) the modification of several financial covenants that the Company otherwise would not have been in compliance with as of October 31, 1999, December 31, 1999 or September 30, 2000; b) the modification of the pricing grid which had the effect of increasing the applicable interest rates and lender fees; c) the establishment of scheduled commitment reductions and d) the release of certain collateral related to the Company's Mexican subsidary. At December 31, 2000, the Company was not in compliance with several of the financial covenants under the Credit Facility. Additionally, covenants and other provisions have been violated through April 16, 2001, for which the Company paid $0.8 million to the lenders in January 2001. Accordingly, all outstanding borrowings are reflected as short-term obligations as of December 31, 2000.

  On April 17, 2001, the Company received a commitment from the senior lenders to amend the Credit Facility. The primary terms of the amendment will include a) a waiver from the senior lenders for all financial convenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002

e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) was default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

  The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price and the market value per share of the Company's common stock.

  On February 1, 1997 and December 23, 1997 the Company issued $50 million of
9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes, respectively (collectively, the "Notes"). The net proceeds from the issuances were used to repay certain outstanding indebtedness under its primary and other credit facilities. Subject to an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

  Pursuant to the Notes indentures the Company is required to meet certain financial covenants including minimum interest coverage, minimum consolidated net worth and, upon issuance of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment, fees for which of $0.7 million are being amortized over the remaining life of the Notes, reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances. The minimum interest coverage ratio remains at 1.8:1.0 each quarter through the maturity date and the minimum consolidated net worth balance adjusts each quarter based on quarterly earnings and capital issuances.

 The Company is not in compliance with these financial covenants at December 31, 2000. Additionally, based on preliminary results for the first quarter of 2001 and the Company's forecast for the remainder of the year, the Company anticipates it will fail to meet one or both of these covenants at one or more quarter ends. the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. Accordingly, the Notes are reflected as short-term obligations as of December 31, 2000. However, management believes that neither the individual noteholders (or the trustee on their behalf) nor the senior lenders will act to accelerate the payment of substantial outstanding borrowings. Management's belief is based on, among other things, ongoing discussions with its lenders and the willingness of the senior lenders to enter into the transactions and agreements described in Note 2 Additionally, based on advice received from its advisors, management believes that the Company can complete a successful consent solicitation with the note holders by July 2001 whereby the financial covenants will be modified or eliminated and any necessary waivers of non compliance will be obtained. However, there can be no assurance that the Company's lender will not accelerate payment of some or all of the outstanding Notes and borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. Other than as described above and in Note 2, the Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

  Prior to the Merger, ABC and NACO had their own primary bank credit facilities which allowed for aggregate borrowings and outstanding letters of credit, as amended, of up to $125 million, including a term loan portion of $8.5 million. These previous primary bank credit facilities were terminated upon the refinancing under the Credit Facility.

  In December 1998, a $3.0 million Industrial Revenue Bonds ("IRB") was issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of December 31, 2000, the adjustable interest rate on the bonds was set at 4.98%. The bonds mature in December 2018.

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

  A universal shelf registration was declared effective on October 29, 1999, for issuances up to $300 million of debt or equity securities, and the unused portion of a previous universal shelf registration was de-registered. As of December 31, 2000, no securities were issued under this universal shelf registration.

  Scheduled maturities of debt as of December 31, 2000 are as follows (in thousands):

                 Twelve months ending December 31:
                 2001                                                $  7,037
                 2002                                                   4,522
                 2003                                                 177,408
                 2004                                                  75,765
                 2005                                                      64
                 Thereafter                                             4,200
                                                                     --------
                                                                     $268,996
                                                                     ========

  The Company's carrying amount of debt, excluding the Notes, approximates the market value of such debt because the interest rates on such debt are variable and are set periodically based on the current rates during the year. The December 31, 2000 quoted market price of the Notes was approximately 57% of their aggregate carrying value. Similarly, the quoted market prices of the Notes as of December 31, 1999 and July 31, 1999 was approximately 80% and 90%, respectively.

8.   UNCONSOLIDATED JOINT VENTURES

  Summarized financial information for Anchor for 2000, the Transition Period and for fiscal 1999 and fiscal 1998 was as follows (in thousands):

                                       Dec. 31,   Dec. 31,   July 31,   July 31,
                                         2000       1999       1999       1998
                                   --------------------------------------------
      Current assets...............    $ 8,299     $7,674    $ 7,267    $ 4,644
      Noncurrent assets............      6,838      7,724      9,442      9,450
      Current liabilities..........      1,546      1,491      2,013      2,766

      Net sales....................     17,051      7,194     18,781     17,917
      Gross profit.................      2,184      2,052      5,910      5,643
      Net income...................      1,850        975      2,847      3,138

  In May 1996, the Company entered into a joint venture agreement with China's Ministry of Railroads to establish the Datong ABC Castings Company Ltd ("Datong"). The joint venture manufactures wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in the joint venture ABC-NACO Inc. consists of technical know-how, expertise and cash. The cash funding was used to construct a manufacturing facility, which was operational in late calendar 1998. The intangible component of the Company's contribution was valued at $1.8 million and such amount is ratably being recognized as additional equity earnings. The Company earned royalties for the first time on certain sales from this venture of $0.2 million in 2000. The Company's investment in Datong was $9.0 million as of December 31, 2000.

  Summarized financial information for Datong for 2000, the Transition Period and fiscal 1999 was as follows (in thousands):

                                       Dec. 31,    Dec. 31,    July 31,
                                         2000       1999        1999
                                     ----------------------------------
      Current assets...............    $11,639    $ 9,264     $ 6,330
      Noncurrent assets............     35,128     36,582      37,624
      Current liabilities..........      6,499      8,945       6,209
      Noncurrent liabilities.......     12,745     12,984      12,985

      Net sales....................     29,989      7,050       5,461
      Gross profit (loss)..........      5,168       (218)     (1,960)
      Net income (loss)............      4,109       (818)     (2,819)

  The Company has other joint venture arrangements which are not significant to the Company's results of operations. The Company occasionally pays certain items on behalf of the joint ventures and is subsequently reimbursed for such payments. Also, some of the ventures purchase materials from the Company for use in production or for direct resale. Trade accounts receivable from these affiliates as of December 31, 2000, December 31, 1999 and July 31, 1999, were $0.4 million, $1.1 million and $1.6 million, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets. Other amounts owed to or from these affiliates at these dates were not material.

9. INCOME TAXES

  Income (loss) from continuing operations before income taxes, cumulative effect of accounting changes and extraordinary item for 2000, the Transition Period, fiscal 1999 and fiscal 1998 are as follows (in thousands):

                             Dec. 31,      Dec. 31,      July 31,       July 31,
                               2000          1999           1999           1998
                          ---------------------------------------------------------
   United States             $(61,606)      $(6,383)      $(18,493)       $16,736
   Foreign                      2,052        (2,360)         7,530         (3,744)
                             --------       -------       --------        -------
    Total                    $(59,554)      $(8,743)      $(10,963)       $12,992
                             ========       =======       ========        =======

  The provision (benefit) for income taxes for 2000, the Transition Period, fiscal 1999 and fiscal 1998 consisted of the following (in thousands):

                                       Dec. 31,     Dec. 31,     July 31,     July 31,
                                         2000         1999         1999        1998
                                    ---------------------------------------------------
      Current:
        Federal                        $      -      $(1,809)     $ 2,261      $2,583
        State                                 -         (255)         340         410
        Foreign                             345        1,251        1,568          63
                                       --------      -------      -------      ------

         Total current                      345         (813)       4,169       3,056
                                       --------      -------      -------      ------

      Deferred:
        United States                   (21,060)      (2,785)      (6,374)      2,956
        Foreign                             308         (698)         824        (622)
                                       --------      -------      -------      ------
         Total deferred                 (20,752)      (3,483)      (5,550)      2,334
        Valuation Allowance              20,887           --           --          --
                                       --------      -------      -------      ------
           Total                       $    480      $(4,296)     $(1,381)     $5,390
                                       ========      =======      =======      ======

  A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate on income from continuing operations before income taxes, cumulative effect of accounting changes and extraordinary item is as follows:


                                                  Dec. 31,      Dec. 31,     July 31,     July 31,
                                                    2000          1999         1999        1998
                                             ---------------------------------------------------
   U. S. federal statutory rate                     (34.0)%       (34.0)%       34.0%       34.0%
   State taxes, net of federal benefit               (1.4)         (4.0)        (6.0)        5.1
   Difference due to foreign subsidiaries             0.5         (12.9)       (22.6)       (1.1)
   Nondeductible goodwill amortization                1.5           1.1         (3.6)        1.8
   Nondeductible Merger costs                          --            --        (16.6)         --
   Change in tax reserves                            33.7           6.6         22.8         5.9
   Other                                              0.5          (5.9)         4.6        (4.2)
                                                   ------        ------        -----        ----
        Effective income tax rate                     0.8%        (49.1)%       12.6%       41.5%
                                                   ======        ======        =====        ====

  Deferred tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting. The major temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                   December 31, 2000        December 31, 1999          July 31, 1999
                                                -----------------------  -----------------------  -----------------------
                                                 Assets    Liabilities    Assets    Liabilities    Assets    Liabilities
                                                ---------  ------------  ---------  ------------  ---------  ------------
 Property basis differences                       $    --     $(14,830)     $   --     $(14,685)    $    --     $(13,334)
 Insurance reserves                                 2,191           --       2,248           --       2,791           --
 Inventory basis differences                        1,554       (2,463)      1,682       (1,461)        974       (1,501)
 Allowance for doubtful accounts                    1,769           --         770           --         607           --
 Postretirement and postemployment reserves         4,192       (1,799)      4,322       (2,030)      4,047       (1,968)
 Other employee benefit reserves                      801           --         790           --         510           --
 Deferred tax losses from debt modification         7,205           --          --           --          --           --
 Other, net                                            --       (3,736)         --         (678)      3,823           --
                                                  -------     --------      ------     --------     -------     --------
       Total                                      $17,712     $(22,828)     $9,812     $(18,854)    $12,752     $(16,803)
                                                  =======     ========      ======     ========     =======     ========

  In addition to the above deferred income taxes, the Company, as of December 31, 2000, had various income tax carryforwards including: Net operating losses of $70.8 million in the United States which expire in 2017 to 2020, $8.8 million in Portugal which expire in 2002 to 2006, $7.7 million in Scotland which can be carried forward indefinitely and $0.6 million in Sweden which can also be carried forward indefinitely. The Company also has U.S. alternative minimum tax credits of $5.5 million, which do not expire. Similarly, the Company, as of December 31, 1999, had various income taxcarry forwards including: tax net operating losses of $31.3 million in the U.S., $9.4 million in Portugal, $6.0 million in Scotland, $0.5 million in Sweden and United States alternative minimum tax credits of $5.5 million. Similarly, the Company, as of July 31, 1999 had various income tax carryforwards including: U.S. foreign tax credits of $1.8 million, U.S. alternative minimum tax credits of $4.5 million, and net operating losses in Scotland of $5.3 million. Due to the uncertainty as to the ultimate realization of certain tax carryforwards, the Company has recorded tax reserves of $32.4 million, $11.7 million, and $9.4 million as of December 31, 2000, December 31, 1999 and July 31, 1999, respectively. Changes in the reserves are primarily due to additional net operating losses in foreign jurisdictions and changes in the other deferred tax assets of foreign subsidiaries.

10.   RETIREMENT PENSION PLANS

United States Plans

  The Company maintains defined benefit pension plans covering certain hourly employees in the United States. The plans provide benefits for certain hourly employees that are based on the employees' years of service and also provides benefits for other hourly employees that are based on the employees' years of service and compensation upon their retirement from the Company. The plans invest primarily in investment grade corporate bonds, government bonds, corporate stocks and cash. Net periodic pension cost for 2000, the Transition Period, fiscal 1999 and fiscal 1998 included the following components (in thousands):

                                                                 Dec. 31,    Dec. 31,    July 31,    July 31,
                                                                   2000        1999        1999        1998
                                                              -----------------------------------------------
   Service cost                                                  $ 1,277     $   568     $ 1,517     $ 1,243
   Interest cost on projected benefit obligation                   2,345       1,060       1,929       1,774
   Expected return on plan assets                                 (3,442)     (1,559)     (2,845)     (2,184)
   Amortization of prior service costs                               415         157         251         154
   Recognized net actuarial (gains) losses                          (259)       (104)        (97)        (36)
   Amortization of net transition liability                           52          25          55          56
   Recognized for curtailment                                        634         331          --          --
                                                                 -------     -------     -------     -------
   Net periodic pension cost                                       1,022         478         810       1,007
   Periodic pension income included in discontinued
    operations                                                      (119)        (87)       (185)        233
                                                                 -------     -------     -------     -------
   Periodic pension cost of continuing operations                $ 1,141     $   565     $   995     $   774
                                                                 =======     =======     =======     =======

  The Company maintains benefit plans which provide certain of its unionized employees, their dependents and beneficiaries with postretirement medical and/or life insurance benefits. Some of the Company's postretirement plans are not funded. The Company has established a Voluntary Employee Benefit Association trust to fund a portion of this obligation. Contributions of $0.2 million, $1.0 million and $0.9 million were made to the trust, during the Transition Period, fiscal 1999 and fiscal 1998, respectively. No contributions were made during 2000. Net periodic postretirement benefit expense for 2000, the Transition Period, fiscal 1999 and fiscal 1998 includes the following components (in thousands):

                                                                          Dec. 31,   Dec. 31,   July 31,   July 31,
                                                                            2000       1999       1999       1998
                                                                       --------------------------------------------
   Service cost                                                           $   398      $ 153      $ 339      $ 213
   Interest cost on projected benefit obligation                            1,126        440        868        544
   Expected return on plan assets                                            (407)      (162)      (332)      (246)
   Amortization of prior service costs                                         21          5         11          2
   Recognized net actuarial (gains) losses                                    (75)       (47)      (120)        77
   Recognized for curtailment                                              (1,245)        --         --         --
                                                                          -------      -----      -----      -----
   Total postretirement benefit expense (income)                             (182)       389        766        590
   Periodic postretirement cost included in discontinued operations            35         11         38         39
                                                                          -------      -----      -----      -----
   Periodic postretirement cost (income) of continuing operations         $  (147)     $ 378      $ 728      $ 551
                                                                          =======      =====      =====      =====

  The following table sets forth the changes in benefit obligations and in the value of plan assets for 2000, the Transition Period and fiscal 1999 (in thousands):

                                                             Pension Benefits                       Postretirement Benefits

                                                     12/31/00     12/31/99       7/31/99        12/31/00     12/31/99     7/31/99
                                                ---------------------------------------------------------------------------------
Changes in benefit obligation--


 Benefit obligation at beginning of period          $  30,150    $  30,450      $ 25,190       $  13,722    $  12,327    $ 12,556
 Service cost                                           1,277          568         1,517             398          153         339
 Interest cost                                          2,345        1,060         1,929           1,126          440         868
 Amendments                                             1,230          846         2,361             123           --          31
 Actuarial (gains) losses                                (572)      (2,205)          696             897          973        (898)
 Increase (decrease) due to curtailment                   (74)         175            --          (1,303)          --          --
 Benefits paid                                         (1,576)        (744)       (1,243)           (361)        (171)       (569)
                                                    ---------    ---------      --------       ---------    ---------    --------
 Benefit obligation at end of period                   32,780       30,150        30,450          14,602       13,722      12,327
Changes in value of plan assets--
 Fair value of plan assets at beginning of
  period                                               37,463       36,735        30,500           4,399        4,197       3,327
 Actual return on plan assets                          (1,038)         962         5,079             (76)         202         470
 Employer contributions                                   737          510         2,399             361          171         969
 Benefits paid                                         (1,576)        (744)       (1,243)           (361)        (171)       (569)
                                                    ---------    ---------      --------       ---------    ---------    --------
 Fair value of plan assets at end of period            35,586       37,463        36,735           4,323        4,399       4,197
Funded status--
 Funded status                                          2,806        7,314         6,285         (10,279)      (9,322)     (8,130)
 Unrecognized prior service cost                        3,951        3,839         3,757             126           81          85
 Unrecognized net actuarial gains                      (1,830)      (5,996)       (4,952)           (237)      (1,690)     (2,669)
 Unrecognized transition obligation                        89          144           179              --           --          --
                                                    ---------    ---------      --------       ---------    ---------    --------
 Prepaid (accrued) benefit costs                    $   5,016    $   5,301      $  5,269       $ (10,390)   $ (10,931)   $(10,714)
                                                    =========    =========      ========       =========    =========    ========

   Key assumptions used in the calculations above were as follows:

                                                                 Pension Benefits                 Postretirement Benefits
                                                         12/31/00     7/31/00     7/31/99    12/31/00     7/31/00      7/31/99
                                                      ------------------------------------------------------------------------
Discount rate                                               7.500%      7.750%      7.125%      7.500%      7.750%       7.125%
Expected long-term rate of return on assets                 9.250%      9.250%      9.125%      9.250%      9.250%       9.250%

  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligations for participants is 9% in 2000 declining to an ultimate rate of 5.0% in year 2008. A one percentage point change in the assumed health care cost trend rates would have the following effects for and as of the year ended December 31, 2000 (in thousands):

                                                                      One Percentage Point
                                                                     Increase    Decrease
                                                                     --------  -------------
      Effects on total service and interest cost components........    $  134      $(117)
      Effect on postretirement benefit obligation..................    $1,122      $(984)


  In addition, the Company maintains defined contribution plans for United States salaried employees and for certain hourly employees. These plans provide for Company contributions of not less than 100% of each employee's contributions commencing July 1, 1999 for certain former ABC employees, and April 1, 1997 for certain former NACO employees; and 50% prior thereto, subject to certain limitations. The Company's contributions relating to continuing operations were $1.2 million, $0.3 million, $1.2 million and $1.0 million in 2000, the Transition Period, fiscal 1999 and fiscal 1998, respectively. In addition, former ABC made plan contributions to the plan equal to 1% of salaried and certain hourly employees compensation. These additional contributions were not material and were discontinued in August 1999.

Foreign Retirement Plans

  The Company assumed specific liabilities to make termination payments to union workers and salaried employees at the Sahagun, Mexico facility in July 1996. The Company has chosen to account for these liabilities as if they constituted a noncontributory, unfunded, defined benefit pension plan. The following table summarizes the pension plan expense for 2000, the Transition Period, fiscal 1999 and fiscal 1998 (in thousands):

                                     Dec. 31,    Dec. 31,   July 31,   July 31,


                                                               2000     1999     1999      1998
                                                        ---------------------------------------
      Service cost                                            $ 359    $ 119    $ 246     $ 246
      Interest cost on projected benefit obligation             286      113      256       196
      Amortization of unrecognized (gains) losses               196       41       47       (91)
                                                              -----    -----    -----     -----
         Net periodic pension cost                            $ 841    $ 273    $ 549     $ 351
                                                              =====    =====    =====     =====

  The following table sets forth the reconciliation of the changes in benefit obligation for 2000, the Transition Period and fiscal 1999 (in thousands):

                                                            Dec. 31,      Dec. 31,     July 31,
                                                              2000          1999         1999
                                                         ---------------------------------------
      Changes in benefit obligation--
         Benefit obligation at beginning of period           $ 5,416       $ 4,356      $ 4,197
         Service cost                                            360           119          246
         Interest cost                                           286           113          256
         Actuarial losses                                      2,133         1,604           47
         Benefits paid                                          (809)         (776)        (390)
                                                             -------       -------      -------
         Benefit obligation at end of period                   7,386         5,416        4,356
         Unrecognized net actuarial losses                     5,387         3,449        1,696
                                                             -------       -------      -------
         Accrued benefit cost                                $(1,999)      $(1,967)     $(2,660)
                                                             =======       =======      =======

  Key assumptions used in the calculations above were as follows:

                                                                  Dec. 31,   Dec. 31,    July 31,
                                                                    2000       1999        1999
                                                                ---------------------------------
      Discount rate                                                  5.5%       5.5%        6.5%
      Average rate of increase in compensation levels                2.0%       1.5%        1.5%

  The Company's Canadian and Scottish subsidiaries maintain defined contribution plans for substantially all employees. The Company's contributions to these plans, which vary by subsidiary and employee group, are not material.

Postemployment Plans

  The Company provides selected former hourly and salaried disabled employees continued medical benefits until age 65 or recovered from disability and certain other limited benefits for other selected former employees. Net periodic costs are less than $0.6 million annually and the December 31, 2000 occurred postemployment obligation is $0.6 million.


11.   COMMITMENTS AND CONTINGENCIES

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

  The Company obtains performance bonds, sometimes on behalf of its unconsolidated joint ventures, and is party to certain other guarantees. Such bonds and guarantees aggregated to $7.1 million as of December 31, 2000; however, the Company does not expect that any claims will be made against these financial instruments. Accordingly, the estimated market value of such instruments is not material.

  The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected in management's opinion, after consultation with legal counsel, to have a material adverse effect, either individually or in the aggregate on the Company's consolidated, financial position or results of operations.

  The Company occupies various manufacturing, warehouse and office facilities and uses certain equipment under operating lease arrangements. Rental expense charged to continuing operations for 2000, the Transition Period, fiscal 1999 and fiscal 1998 was $8.3 million, $3.4 million, $7.1 million and $5.7 million, respectively. At December 31, 2000, future minimum rental payments under continuing operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Twelve months ending December 31:
     2001                                                             $ 6,867
     2002                                                               5,980
     2003                                                               5,629
     2004                                                               5,405
     2005                                                               4,728
     Thereafter                                                         4,731
                                                                      -------
                                                                      $33,340
                                                                      =======

12. STOCK OPTION PLANS

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

  Activity during 2000, the Transition Period, fiscal 1999 and fiscal 1998 under the Company's stock option plans and with respect to certain other options is summarized below (in thousands, except prices and years):

                                      Outstanding           Exercisable
                               ---------------------------------------------
                                             Weighted              Weighted
                                              Average               Average
                                             Exercise              Exercise
                                   Shares      Price     Shares      Price
                               ---------------------------------------------
      July 31, 1997............        632      $16.04        387     $13.98
         Issued................         85       18.94
         Canceled..............        (26)      21.01
                                     -----      ------      -----     ------
      July 31, 1998............        691       16.21        514      15.30
         Issued................        525       13.32
         Exercised.............        (30)      10.00
         Canceled..............       (151)      18.83
                                     -----      ------      -----     ------
      July 31, 1999............      1,035       14.54        444      15.38
         Issued................         19       10.95
         Canceled..............        (70)      16.90
                                     -----      ------      -----     ------
      December 31, 1999                984       14.30        438      15.36
         Issued................        337        6.39
         Canceled..............       (113)      15.87
                                     -----      ------      -----     ------
      December 31, 2000              1,208      $11.95        564     $14.38
                                     =====      ======      =====     ======

                                                                        As of December 31, 2000
                                                 -------------------------------------------------------------------
                                                               Outstanding                       Exercisable
                                                 -------------------------------------------------------------------
                                                                 Weighted    Weighted                   Weighted
                                                                 Average      Average                    Average
                                                                Remaining    Exercise                   Exercise
            Range of Exercise Prices                 Shares       Years        Price        Shares        Price
--------------------------------------------------------------------------------------------------------------------
 $6.00-$9.99                                           327         9.5        $ 6.39           -              -
 $10.00-$12.00                                         225         2.8        $10.08         212         $10.03
 $12.01-$16.00                                         499         8.0        $13.62         197         $13.87
 $16.01 -$21.63                                        157         3.3        $20.92         157         $20.92

  As allowed under SFAS No. 123, the Company continues to account for its stock-based compensation plans in accordance with the prior accounting standard, Accounting Principles Board Opinion No. 25, under which it recognized no compensation expense in 2000, the Transition Period, fiscal 1999 or fiscal 1998. The following table reflects certain pro forma earnings information as if compensation cost had been determined on the fair valued-based accounting method for options granted in such periods and certain information regarding options granted in such periods and assumptions used in determining the fair value of such options, using the Black-Scholes options pricing model (dollars in thousands, except per share).


                                                                   Dec. 31,       Dec. 31,       July 31,       July 31,
                                                                     2000           1999           1999           1998
                                                               -----------------------------------------------------------
      Pro forma income (loss)                                      $(56,537)       $(5,550)      $(12,016)       $12,277
      Pro forma diluted income (loss) per share                    $  (2.85)       $ (0.30)      $  (0.66)       $  0.66
      Weighted average fair value of granted options               $   5.22        $  6.66       $   8.28        $ 10.02
      Assumptions--
         Weighted average risk-free interest rate                       5.8%           6.3%           5.8%           5.8%
         Volatility                                                    60.9%          45.9%          39.8%          32.8%
         Expected lives                                           7.8 years      8.1 years      8.1 years      6.1 years
         Dividend yield                                                 0.0%           0.0%           0.0%           0.0%

13. PREFERRED STOCK

  On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has certain voting rights and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. Dividend payments can be deferred until March 2002. Such deferrals as of December 31, 2000 were $2.0 million. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock were applied to reduce the outstanding indebtedness under the Credit Facility.

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

  As described in Note 2, pending amendments to the terms of the Series B preferred stock include an increase of the dividend rate to 10% and a requirement to pay 40% of the deferred dividends in stock. Additionally, this preferred stock will become redeemable under certain conditions at the holders option.

14. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

  The Company has managed its operations through three reporting segments: Rail Products, Rail Services and Systems, and the discontinued Flow and Specialty Products. These distinct business units generally serve separate markets. They are managed separately since each business requires different technology, servicing and marketing strategies. The following describes the types of products and services from which each segment derives its revenues:

             Rail Products                   Freight car and locomotive castings
             Rail Services and Systems       Wheel assembly, signal systems, and specialty trackwork
             Flow and Specialty Products     Valve housing and related castings

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

  Corporate headquarters and ABC-NACO Technologies primarily provide support services to the operating segments. The costs associated with these services include interest expense, income tax expense (benefit), Nonrecurring losses and gains, rearch and development expense, and goodwill amortization, among other costs. These costs are not allocated to the segments and are included within "other" below.

  The following tables present a summary of operating results and assets by segment and a reconciliation to the Company's consolidated totals (in thousands):

                                               Dec. 31,      Dec. 31,       July 31,       July 31,
  REVENUES                                       2000          1999            1999           1998
  --------                                 ----------------------------------------------------------
  Rail Products                                 $252,129      $145,457        $388,257       $309,765
  Rail Services and Systems                      265,450        86,045         247,451        269,691
  Elimination and Other                          (35,349)      (21,225)        (44,312)       (38,155)
                                                --------      --------        --------       --------
     Continuing Operations                       482,230       210,277         591,396        541,301
  Flow and Specialty Products                     81,554        29,584          74,101         93,620
                                                --------      --------        --------       --------
        Total                                   $563,784      $239,861        $665,497       $634,921
                                                ========      ========        ========       ========

                                               Dec. 31,      Dec. 31,       July 31,        July 31,
OPERATING INCOME (LOSS)                          2000          1999            1999           1998
-----------------------                    ----------------------------------------------------------
  Rail Products                                 $ (1,667)     $  8,439        $ 43,287       $ 26,040
  Rail Services and Systems                       13,654         3,917          12,820         27,712
  Elimination and Other                          (45,770)      (11,730)        (49,222)       (28,513)
                                                --------      --------        --------       --------
     Continuing Operations                       (33,783)          626           6,885         25,239
  Flow and Specialty Products                      6,263        (1,761)          5,939         10,090
                                                --------      --------        --------       --------
        Total                                   $(27,520)     $ (1,135)       $ 12,824       $ 35,329
                                                ========      ========        ========       ========

                                               Dec. 31,     Dec. 31,       July 31,       July 31,
TOTAL ASSETS                                     2000         1999           1999           1998
------------                               --------------------------------------------------------
  Rail Products                                 $174,546     $178,355       $174,372       $151,329
  Rail Services and Systems                      205,450      191,126        172,783        174,996
  Other                                           61,560       91,519         80,722         69,999
                                                --------     --------       --------       --------
     Continuing operations                       441,556      461,000        427,877        396,324

  Flow and Specialty Products                     32,566       31,471         25,944         27,572
                                                --------     --------       --------       --------
        Total                                   $474,122     $492,471       $453,821       $423,896
                                                ========     ========       ========       ========

                                               Dec. 31,     Dec. 31,      July 31,       July 31,
DEPRECIATION AND AMORTIZATION                    2000         1999           1999           1998
-----------------------------              --------------------------------------------------------
  Rail Products                                 $ 15,229     $  6,199       $ 13,821       $ 10,465
  Rail Services and Systems                       10,457        3,995          9,613          6,002
  Other                                            6,178        1,997          4,786          4,227
                                                --------     --------       --------       --------
     Continuing operations                        31,864       12,191         28,220         20,694
  Flow and Specialty Products                      2,995        1,182          1,906          1,782
                                                --------     --------       --------       --------
        Total                                   $ 34,859     $ 13,373       $ 30,126       $ 22,476
                                                ========     ========       ========       ========

                                                Dec. 31,     Dec. 31,      July 31,       July 31,
CAPITAL EXPENDITURES                              2000         1999           1999           1998
--------------------                       --------------------------------------------------------
  Rail Products                                 $  9,995     $  8,115       $ 26,063       $ 31,484
  Rail Services and Systems                        5,269        1,870         17,377         25,320
  Other                                            2,102        3,396          7,169         10,932
                                                --------     --------       --------       --------
     Continuing operations                        17,366       13,381         50,609         67,736
  Flow and Specialty Products                      3,763        4,278          4,031          1,179
                                                --------     --------       --------       --------
        Total                                   $ 21,129     $ 17,659       $ 54,640       $ 68,915
                                                ========     ========       ========       ========

  The following table reflects revenues and long-lived assets by country. Revenues were attributed to countries based on the location of the customer (in thousands):



                                    Dec. 31,      Dec. 31,      July 31,      July 31,
REVENUES                              2000          1999          1999          1998
--------                        -------------------------------------------------------
  United States (a)                  $503,776      $202,037      $567,956      $567,673
  Mexico                                5,753         5,306        14,374         8,467
  Canada                               32,346        21,346        65,742        48,738
  England                              11,689         2,993        12,811         7,224
  Turkey                                  361         6,612             -             -
  Other                                 9,859         1,567         4,614         2,819
                                     --------      --------      --------      --------
  Sub-total                          $563,784      $239,861      $665,497      $634,921
                                     ========      ========      ========      ========
  Revenues from discontinued
  Operations                          (81,554)      (29,584)      (74,101)      (93,620)
  Total                              $482,230      $210,277      $591,396      $541,301
                                     ========      ========      ========      ========

                                     Dec. 31,      Dec. 31,      July 31,      July 31,
LONG-LIVED ASSETS                      2000          1999          1999          1998
-----------------               -------------------------------------------------------
  United States                      $219,288      $230,814      $228,500      $216,213
  Mexico                               43,543        36,773        33,665        22,787
  Canada                                9,677         9,867         9,518         9,547
  Portugal                             16,142        17,986             -             -
  England                               1,617         1,850         1,936         2,188
                                     --------      --------      --------      --------
  Total                              $290,267      $297,290      $273,619      $250,735
                                     ========      ========      ========      ========


(a) The Company's significant customers are Class I railroads and suppliers of new freight cars. One customer accounted for 9.7%, 12.9%, 17.7% and 15.6% of continuing consolidated net sales for 2000, the Transition Period, fiscal 1999 and fiscal 1998, respectively. Another customer accounted for 26.7%, 12.9%, 7.7% and 11.9% of continuing consolidated net sales for 2000, the Transition Period, fiscal 1999 and fiscal 1998, respectively. Both customers are served by the Rail Products and Rail Services and Systems segments.

15. FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

  Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its ABC-NACO de Mexico subsidiary located in Sahagun, Mexico and its Cometna subsidiary located in Lisbon, Portugal. At December 31, 2000, the Company had approximately $5.9 million notional value of foreign currency option collar contracts outstanding with expiration dates through March, 2001, hedging manufacturing cost exposures within its ABC-NACO de Mexico subsidiary. The fair market value of these contracts from the Company's perspective was $6.2 million at December 31, 2000. Also at December 31, 2000, the Company had $3.6 million notional value of foreign currency forward contracts outstanding relating to forecasted U.S. dollar transactions within its Cometna, Portugal subsidiary with expiration dates through August, 2001. The fair market value of these contracts from the Company's perspective was $3.5 million at December 31, 2000. Under SFAS No. 80, these forward exchange contracts do not meet the requirements for hedge accounting and, accordingly, the gains and losses resulting from the impact of currency exchange rate movements on these contracts are recognized as a component of net income but were not material in the periods presented.

  From time to time, the Company enters into various interest rate swap and cap agreements for purposes of managing exposures to interest rate movements by effectively converting a portion of its debt from a floating LIBOR rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating LIBOR rate of interest. Variable rates are based on 3 month LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as
an adjustment to interest expense.   Maturity dates of interest rate swap and
cap generally match those of the underlying debt agreement. At December 31, 2000, the Company had one interest rate protection agreement outstanding which expires in 2003, and covers a notional principal amount of $25 million. The fair value of these contracts from the Company's perspective at December 31, 2000 was $24.7 million . No such agreements were outstanding at December 31, 1999.

  Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged.

  Derivative financial instruments involve, to a varying degree, elements of market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate or interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company's foreign exchange and instruments consist of major international financial institutions with high credit ratings. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements entered into with any one financial institution. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts are generally limited to the amounts, if any, by which the counterparties' obligations under the contracts exceed the obligations of the Company to the counterparties. The Company does not enter into derivative instruments for trading or speculative purposes.


16. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Interim data for the Transition Period includes net sales, gross profits and net loss of $123.9 million, $13.2 million and $1.9 million, respectively, for the three months ended October 31, 1999, and $86.4 million, $9.7 million and $3.6 million, respectively, for the two months ended December 31, 1999. Related loss per share was $0.10 and $0.19 for the three and two month periods, respectively. The net losses and losses per share for the three and two month periods are net of income (loss) of $1.0 million ($0.05 per share) and $(2.0) million (($0.11) per share), respectively, from discontinued operations. The two month period includes pre-tax net restructuring credits of $0.9 million.

  Quarterly financial data for 2000 and fiscal 1999 are as follows (in thousands):

                                                                                           Quarter
                                                                  -------------------------------------------------------
                                                                       First         Second        Third         Fourth
                                                                  -------------------------------------------------------
2000
Net sales                                                              $133,822      $134,321      $111,236      $102,851
Gross profit                                                             16,424        16,759         6,553        (2,815)
Loss from continuing operations (a)                                      (2,507)       (1,425)      (13,347)      (42,755)
Net income (loss)(b)                                                       (504)          154       (13,122)      (42,729)
Loss from continuing operations per share (basic and diluted)          $  (0.75)     $  (0.10)     $  (0.70)     $  (2.18)
Net loss per share (basic and diluted)                                 $  (0.65)     $  (0.02)     $  (0.69)     $  (2.18)

Fiscal 1999
Net sales                                                              $150,263      $148,719      $159,877      $144,181
Gross profit                                                             24,342        17,591        23,471        24,670
Income (loss) from continuing operations before accounting change
 and extraordinary item(c)                                                3,637         1,123        (9,375)       (1,761)
Net income (loss)(d)                                                      2,230           932       (12,579)       (1,308)
Income (loss) from continuing operations before accounting change and extraordinary item per share
  Basic                                                                $   0.20      $   0.06      $  (0.51)     $  (0.10)
  Diluted                                                              $   0.20      $   0.06      $  (0.51)     $  (0.10)
Net income (loss) per share--
  Basic                                                                $   0.13      $   0.05      $  (0.69)     $  (0.07)
  Diluted                                                              $   0.12      $   0.05      $  (0.69)     $  (0.07)

(a) Includes pre-tax nonrecurring net losses (gains) of $1.6 million, $9.2 million and ($1.8) million in the first, third and fourth quarters, respectively.

(b) Includes after tax income from discontinued operations of $2.0 million, $1.6 million and $0.2 million and less than $0.1 million in the first, second, third and fourth quarters, respectively.

(c) Includes pre-tax nonrecurring charges of $15.8 million and $5.8 million in the third and fourth quarters, respectively.

(d) Includes an after-tax cumulative effect of an accounting change for startup costs of $1.6 million in the first quarter, an after-tax extraordinary charge of $3.2 million related to the early retirement of certain debt in the third quarter and after-tax income from discontinued operations of $0.1 million and $0.6 million in the first and fourth quarters, respectively, and an after-tax loss from discontinued operations of $0.2 million in the second quarter. Third quarter discontinued operations were less than $0.1 million.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

  A summary of supplemental cash flow information for 2000, the Transition Period, fiscal 1999 and fiscal 1998 follows (in thousands):

                                                                     Dec. 31,     Dec. 31,     July 31,     July 31,
                                                                       2000         1999          1999        1998
                                                                 ---------------------------------------------------
      Interest paid in cash                                           $25,551      $ 8,529       $20,569     $17,460
      Income taxes paid (refunds received) in cash                     (3,001)          89         3,306       3,021
      Acquisitions of businesses (Note 4):
         Working capital, except cash                                     300       (5,928)           --        (226)
         Property, plant and equipment and acquisition-
           related costs                                                2,800       18,999            --         467

         Patents                                                        4,500           --            --          --
         Long-term liabilities assumed                                     --       (1,949)           --          --
         Acquisition debt                                              (2,500)      (2,881)           --          --
         Stock issued                                                  (3,100)      (8,300)           --        (436)
                                                                      -------      -------       -------     -------
            Net cash used (received)                                  $ 2,000      $   (59)      $    --     $ 1,376
                                                                      =======      =======       =======     =======

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company is set forth under the caption "Election of Directors" in the Company's proxy statement related to the 2000 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I hereof as permitted by the Instructions to 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference herein.

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

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.
      The following financial statements and the report thereon of Arthur Andersen LLP are included in item 8 of this report:

        Report of Independent Public Accountants

        Consolidated Statements of Operations for the Year Ended December 31, 2000, the Five Months Ended December 31, 1999 and the Years Ended July 31, 1999 and 1998.

        Consolidated Balance Sheets as of December 31, 2000, December 31, 1999 and July 31, 1999.

        Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2000, the Five Months Ended December 31, 1999 and the Years Ended July 31, 1999 and 1998.

        Consolidated Statements of Cash Flows for the Year Ended December 31, 2000, the Five Months Ended December 31, 1999 and the Years Ended July 31, 1999 and 1998.

        Notes to Consolidated Financial Statements

  2. Financial Statement Schedules:

        All schedules are omitted since the required information is not present in a xxxxx sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

  All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements and notes thereto.

  3. Exhibit Index

 Exhibit No.                                             Description
 -----------       --------------------------------------------------------------------------------------------
3.1                Restated Certificate of Incorporation, as amended (Incorporated by reference to the same numbered exhibit to the Registrant's Current Report on Form 8-K dated February 19, 1999)
                   (SEC File No. 0-22906).

3.2                Amended and Restated By-Laws (Incorporated by reference to the same numbered exhibit to the
                   Registrant's quarterly Report on Form 10Q for the Quarter ended March 31, 2000) (SEC File
                   No. 0-22906).

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

3.5                Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible
                   Preferred Stock of the Company, dated March 8, 2000. (Incorporated by reference to Exhibit
                   3.5 filed with the Registrant's Transition Report on Form 10-K for the five months ended
                   December 31, 1999) (SEC File No. 0-22906).

4.1                Restated Certificate of Incorporation, as amended (Incorporated by reference to the same numbered exhibit to the Registrant's Current Report on Form 8-K dated February 19, 1999)
                   (SEC File No. 0-22906).

4.2                Specimen Common Stock Certificate (See Exhibit 3.1 above)

4.3                Rights Agreement, dated as of September 29, 1995 between the Company and LaSalle National
                   Trust, N.A., as Rights Agent (the "Rights Agreement"), which includes the Form of
                   Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the
                   Summary of Stockholder Rights Plan (Incorporated by reference to the Registrant's 4.2 filed with the Registrant's Current Report on Form 8-K dated October 2, 1995) (SEC File No. 0-22906).

4.4                Amendment No. 1 to the Rights Agreement Dated November 15, 1996 (Incorporated by
                   Reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the
                   Quarter ended October 31, 1996) (SEC File No. 0-22906).

4.5                Amendment No. 2 to the Rights Agreement Dated September 17, 1998 (Incorporated by
                   Reference to Exhibit 4.1 filed with the Registrant's Form 8-A/A on September 24, 1998 (SEC
                   File No. 0-22906).

 Exhibit No.                                             Description
 -----------       --------------------------------------------------------------------------------------------

4.6                Amendment No. 3 to the Rights Agreement Dated March 8, 2000 (Incorporated by reference to
                   Exhibit 4.5 filed with the Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

4.7                Indenture, dated January 15, 1997, from ABC to First Trust of Illinois, National
                   Association, as Trustee (Incorporated by reference to Exhibit 4.5 in the Registrant's
                   Registration Statement on Form S-3 filed with the Securities and Exchange Commission on
                   November 15, 1996) (SEC File No. 333-16241).

4.8                First Supplemental Indenture to the Indenture dated January 15, 1997 between ABC and First
                   Trust National Association, as Trustee (Incorporated by reference to Exhibit 4.1 in the
                   Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997) (SEC File No. 0-22906).

4.9                Second Supplemental Indenture to the Indenture dated as of January 15, 1997 between ABC and
                   First Trust National Association, as Trustee (Incorporated by reference to the Registrant's
                   Current Report on Form 8-K filed with the Securities and Exchange Commission on December
                   22, 1997) (SEC File No. 0-22906).

4.10               New Credit Agreement, dated February 19, 1999 between the Company and a syndicate of financial institutions (Incorporated by reference to Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

4.11               Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit
                   Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit
                   4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October
                   31, 1999.)

4.12               Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the
                   Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 4.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

4.13               Amendment to Amended and Restated Credit Agreement, entered into as of  October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National
                   Association, individually and as agent for the benefit of the lenders under the Credit
                   Agreement. (Incorporated by reference to Exhibit 4.3 filed with the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended October 31, 1999.)

  Exhibit No.                            Description
  -----------      ----------------------------------------------------------
4.14               Second Amended and Restated Credit Agreement, entered into as of March 8, 2000, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.
                   (Filed herewith as Exhibit 4.16.) (Incorporated by reference to Exhibit
                   4.16 filed with the Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

4.15               Third Amended and Restated Credit Agreement, entered into as of October 30,
                   2000, by and amend the Company and certain of its affiliates, and Bank of
                   America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2000.)

10.1               Stock Option Plan dated July 1, 1993 (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993)
                   (SEC File No. 33-70242).

10.2               ABC Rail Corporation Master Savings Trust (Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993)
                   (SEC File No.33-70242).

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

   Exhibit No.                            Description
-----------------  ----------------------------------------------------------
10.10              Form of Stock Purchase Agreement entered into between NACO and certain of its employees
                   (Incorporated by reference to Exhibit 10.3 filed with the Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No. 0-22906).

10.11              Wheelset Supply and Services Agreement, dated as of November 9, 1999, between the Company and Union Pacific Railroad Company (incorporated by reference to Exhibit 10.1 to the
                   Company's current report on Form 8-K filed with the SEC on November 18, 1999).

10.12              ABC-NACO Inc. 1999 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Transition Report on Form 10-K for the five months ended December 31,
                   1999) (SEC File No. 0-22906).

10.13              Investors Rights Agreement by and among ABC-NACO Inc., Furman Selz Investors II L.P., FS
                   Employee Investors LLC, and FS Parallel Fund L.P., Dated as of March 8, 2000 (Incorporated
                   by reference to Exhibit 10.13 filed with the Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

23.1               Consent of Independent Public Accountants of Registrant (filed herewith).

24.1               Powers of Attorney (filed herewith).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated April 17, 2001            ABC-NACO Inc.
                                (Registrant)

                                 /s/ Vaughn W. Makary
                                ---------------------
                                Vaughn W. Makary
                                Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ____, 2001:

 /s/ J. P. Singsank                                /s/ Larry A. Boik
-------------------------------                    -----------------------------
J. P. Singsank                                     Larry A. Boik
Senior Vice President and                          Vice President and Corporate Controller
Chief Financial Officer                            (Chief Accounting Officer)
(Duly authorized Officer)


/s/ Vaughn W. Makary                                               *
-------------------------------                    -----------------------------
Vaughn W. Makary                                   Daniel W. Duval
Chief Executive Officer, President and Director    Chairman of the Board


          *                                                        *
-------------------------------                    -----------------------------
Donald W. Grinter                                  James E. Martin
Director                                           Director


          *                                                        *
-------------------------------                    -----------------------------
George W. Peck IV                                  Jean-Pierre M. Ergas
Director                                           Director


           *                                                      *
-------------------------------                    -----------------------------
Richard A. Drexler                                 Willard H. Thompson
Director                                           Director


By:   /s/    J.P. Singsank
    -----------------------
J.P. Singsank
Attorney-in-Fact for the designated
officers and directors pursuant to powers
of attorney filed as exhibits herewith