Form 10-K/A
period 2000-12-31
ABC NACO INC
filed 2001-04-30
CIK 913364

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K/A
                                  Amendment No 1

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

                                     PART I

     This Form 10-K/A (Amendment No. 1) is being filed to amend the annual report on Form 10-K for the fiscal year ended December 31, 2000 (the "Original Form 10-K") which was filed on April 17, 2001. All capitalized terms used in this Form 10-K/A and not defined herein are used herein as defined in the Original Form 10-K.

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

(5) Capitalize on Low-Cost and Versatile Manufacturing Capabilities, particularly through the Expansion of the Sahagun Facility

  The Company has made approximately $193.8 million of capital investments (excluding business acquisitions) in its manufacturing facilities and ABC-NACO Technologies during 2000, the Transition Period and for the last three fiscal years ended July 31, 1999. These expenditures have been made principally for product and process improvements designed to maximize the ability of the Company's geographically diverse manufacturing facilities to produce the highest volume of "value-added" products at the lowest possible cost. The Company completed the expansion of its Sahagun, Mexico, facility in 1999 to permit the full range of railroad products offered (excluding locomotive frames) to be produced at that facility; accommodate increased production of railroad products and relocate certain locomotive production to its Sahagun facility from its Keokuk facility in order to produce these products using lower cost methods and to increase capacity available to produce higher margin products at its Keokuk facility. The Company believes that it has the flexibility to shift the manufacturing of its railroad products among its facilities in response to customer demand and cost. The Company's manufacturing operations in Canada, Mexico and the United States give it the flexibility to shift production to the most cost effective facility while, at the same time, allowing it to take advantage of the growing trend of building new railcars in Mexico and Canada.

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

  In 2000, the Company initiated a plan to dispose of select non-core assets in order to reduce debt and focus on the strengths within its base businesses. As part of this plan, the Company sold its 50% interest in Anchor Brake Shoe L.L.C. on December 28, 2000. On February 23, 2001 the Company sold its Rail Systems Division, which was part of its Rail Systems and Services segment. The Rail Systems Division provided freight and transit railroads with engineering, design and construction services for signal, communications and train control projects. The majority of the proceeds from the sale of these operations were used to reduce debt. The Company hass also agreed to sell its Flow and Specialty Products business in 2001.

  The Company continues to evaluate its remaining operations in accordance with this strategic initiative.

Recent Developments

Current Business Situation

    The Company has incurred large operating losses since the Merger and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated causing negative reactions from vendors and lenders that tend to reduce the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and the resulting pressure on the Company's financial covenants has resulted in the Company's taking of additional actions in order to improve its long-term viability as a business concern.

    Some of those actions included:

    . The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director has assumed the responsibility of Chairman and Vaughn W. Makary the Chief Operating Officer and President has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability. In addition, various members of the Board of Directors have been and will continue to provide special consulting services to the Company.

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

    . The Company received a commitment from ING and expects approval from the senior lenders for ING to provide the Company with $15 million of secured short-term loans due in January 2002 (the "ING Bridge Notes"). The ING Bridge Notes will rank pari passu with borrowings under the Credit Facility. There will be no requirements to use any portion of the expected net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company will retain these funds for general corporate purposes, primarily to fund its current working capital needs.

        The ING Bridge Notes will be repaid with proceeds from the issuance of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) stockholder approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. Preferred stock (a) will pay dividends at a rate of 10% per annum payable semi-annually in cash except that the first two year's of dividends shall be paid in April 2003, b) will be convertible at a price equal to $2.50 per share of the Company's common stock, c) will be callable at the Company's option upon certain events and d) will be redeemable at the holder's option at $200 per share plus any accumulated dividends if any in the event of a change in control as defined. Also upon issuance of the preferred stock, ING will receive warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will be exercisable for every quarter beginning July 1, 2002 if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the company has occurred by the end of such quarters. In any event the holders of additional warrants will not receive more than 6.0 million shares.

        Effective with the issuance of the ING Bridge Notes, the Series B preferred stock will be exchanged for a new series of preferred stock with a dividend rate of 10%. 40% of previously deferred cash dividends of the Series B will become immediately payable (approximately $1.0 million as of April 2001) and the new preferred stock will become redeemable at the holder's option at $200 per share plus accumulated dividends if any and will be convertible into shares of common stock upon certain change of control situations at a premium conversion rate.

        Beginning with the issuance of the ING Bridge note, the holders of the new preferred stock will be entitled to nominate three persons to the company's board of directors.

    . The Company received a commitment from the senior lenders under the Credit Facility to amend that facility. The primary terms of the amendment will include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying asset sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined . An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

        The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

    . While the ING Bridge Notes and the Credit Facility amendment are expected to close on May 2, 2001, and all of its future restructuring plans have not been finalized, management has developed preliminary plans to significantly reduce the Company's operating costs. Such plans include, among other things:

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

    With the closing of the agreements and commitments agreed to as of April 17, 2001 and the actions planned for the remainder of the year, management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company attempts to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

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

  The segment's wheel making facility manufactures 28, 33, 36 and 38-inch diameter wheels for freight railcars and 40-inch diameter wheels for diesel locomotives. These wheels are made of cast steel and are used in North America and International service. Within a particular size classification, variations exist in flange width and bore size. The railroad industry generally considers wheels as "stock" items for their common sizes and variations.

    The current uncertainty in interest rate levels, coupled with the recent increase in fuel costs, has resulted in a reduction in new car build activity and cutback in discretionary maintenance and repair spending by the Company's railroad customers. As a result of these events, the Company's loose wheel making facility has significantly reduced productions since late 2000 and has not produced new wheels since mid-February 2001. The Company is currently exploring options for the facility ranging from an extended mothballing of the operation to a potential sale of the plant. The Company's current negotiations to sell the facility, includes a long-term supply agreement with the buyer. The value expected to be received upon such a transaction is dependent on further negotiations and resolution of many factors; however, management expects the value to be received would be in excess of the facility's carrying value. Absent a successful sale of this facility, ultimate realization of the related $35.7 million of net assets (as of March 31, 2001) is dependant upon (among other things) return to more historically normal order levels. However, there can be no assurances that such transactions or conditions will occur or that they will allow for full realization of the assets at this facility.

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

  Flow and Specialty Products (Discontinued Operations). The Flow and Specialty Products group engineers, manufactures and supplies steel and high alloy valve housings and related castings for manufacturers of industrial flow control systems for use in the natural gas, pulp and paper, oil, chemical, waste control and water treatment, and other manufacturing process industries. Because of the corrosive nature of the materials transported through flow control systems in these industries, flow control system manufacturers generally utilize steel and high alloy castings of the type manufactured by the group rather than castings made of other metals. The valve housings and related castings produced by the group generally range in size from 25 pounds to approximately 2,500 pounds and form the outer shell of the valves used in flow control systems manufactured by the group's customers. The group also manufactures cast Manganese steel trackwork components which are sold as part of a track assembly or as replacement parts. In addition, the group produces idler wheels and metal brake shoes. Idlers are secondary wheels that guide the treads on such tracked construction equipment as bulldozers and backhoes.

  As part of its non-core asset disposition strategy, the Company has agreed to sell its Flow and Specialty Products businesses in 2001.

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

Customers

  Customers of the Company's Rail Products segment include all of the North American Class I railroads and major owners, builders and lessors of freight cars and locomotives in North America, regional and short-line railroads, as well as rail transit systems and European railroads. Customers for the Rail Services and Systems segment include the North American Class I railroads, regional and short-line railroads, railcar and locomotive manufacturers, and railroad service companies. Customers of the Company's discontinued Flow and Specialty Products segment include manufacturers of industrial flow control systems that are used in the natural gas, pulp and paper, oil, chemical, waste control and water treatment industries. In 2000, sales to the Company's five largest customers accounted for 55.4% of the Company's net sales. The Company's largest customer is Union Pacific Railroad Company which accounted for approximately 26.7% of the Company's continuing net sales in 2000. No other customer accounted for more than 10% of the Company's continuing net sales in 2000.


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

  In the discontinued Flow and Specialty Products segment, the market is fragmented, and the segment competes with numerous other companies that manufacture the type of steel and high alloy valve housings and related products that the segment produces. The segment's largest competitors in this market are TIC United Corp., Pacific Steel Casting Co., Quality Electric Steel Castings, Inc. and Citation Corp. The segment is the only U.S. manufacturer of metal brake shoes. The Company has agreed to sell this segment in 2001.


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

                                Approximate
                                  square
Location(1)                       footage     Owned/Leased                     Description of use
------------------------------------------------------------------------------------------------------------------
Anderson, Indiana.............      155,000  Owned (2)        Manganese steel trackwork castings
Ashland, Wisconsin............       57,000  Owned (3)        Specialty trackwork panelizing
Baltimore, Maryland...........       61,000  Owned            Metal brake shoes
Danvers, Illinois.............       10,600  Owned (8)        Explosion hardening trackwork manufacturing
Danvers, Illinois.............       17,600  Owned (8)        Explosion hardening trackwork manufacturing
Danvers, Illinois.............       30,000  Owned (8)        Explosion hardening trackwork manufacturing
Danvers, Illinois.............       12,000  Owned (8)        Explosion hardening trackwork manufacturing
Danvers, Illinois.............        1,000  Owned (8)        Storage Facility
Calera, Alabama...............      259,000  Owned            Cast railroad wheels
Calera, Alabama...............       19,000  Owned            Cast railroad wheels
Chicago Heights, Illinois.....      182,000  Owned            Specialty trackwork rail manufacturing
Chicago Heights, Illinois.....      244,000  Owned            Specialty trackwork manufacturing
Chicago Heights, Illinois.....       21,000  Owned            Railroad wheel assembly
Cicero, Illinois..............      700,000  Owned            Freight car castings
Cincinnati, Ohio..............      135,000  Owned (4)        Specialty trackwork manufacturing
Corsicana, Texas..............       18,000  Owned            Railroad wheel assembly
Crown Point, Indiana                 20,000  Leased           Patterns and Specialty Trackwork
Hamilton, Ontario, Canada.....      425,000  Owned            Freight car and locomotive castings
Jacksonville, Florida.........       13,000  Leased (5)       Railway signal system assembly
Kansas City, Kansas...........       36,000  Leased           Railroad wheel assembly
Keokuk, Iowa..................      122,000  Owned (7)        Valve housings and related castings
Keokuk, Iowa..................       30,000  Leased (6)       Finishing plant
Keokuk, Iowa..................       54,000  Leased (6)       Pattern storage facility
Keokuk, Iowa..................       15,000  Owned (2)        General offices
Keokuk, Iowa..................      180,170  Leased (7)       Flow & Specialty castings
Leven, Fife, Scotland.........      213,000  Owned            Railway and industrial castings
Lewistown, Pennsylvania.......       29,000  Owned            Railroad wheel assembly
Lisbon, Portugal..............      520,000  Owned            Freight car and locomotive castings
Lombard, Illinois.............       30,000  Leased           Research & development/product engineering
Melrose Park, Illinois........      240,000  Owned (2)        Freight car and locomotive castings
Mexico City, Mexico...........       24,000  Leased           Railroad wheel assembly
Newton, Kansas................       58,000  Leased (3)       Specialty trackwork manufacturing
Pueblo, Colorado..............      111,000  Owned            Specialty trackwork manufacturing
Richmond, Texas...............      249,000  Leased (7)       Manganese steel trackwork casting and idler wheels
Sahagun, Hidalgo, Mexico......      794,500  Owned            Freight car and locomotive castings
San Bernardino, California....       65,000  Leased           Railroad wheel assembly
Superior, Wisconsin...........       94,000  Owned            Specialty trackwork manufacturing
Verona, Wisconsin.............       13,000  Leased (2)       Railway signal system assembly

(1) All locations are in the USA unless otherwise indicated.
(2) Facility has been closed and is being marketed for sale or sublease.
(3) Facility is leased by the Company in connection with an industrial revenue bond arrangement and pursuant to a lease which grants the Company an option to purchase the facility for a nominal amount.
(4) Facility has been closed and was sold in February, 2001.
(5) Business sold in February 2001.  Lease assumed by buyer.
(6) Facility lease expires in 2001. Operations have been consolidated into remaining Iowa properties.
(7) Business agreed to be sold in 2001. Buyer will assume leases.
(8) Said improvements rest on 5.74 acres of real estate pursuant to a Ground Lease dated June 23, 2000.

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

  None.

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


  Vaughn W. Makary. Mr. Makary was elected Chief Executive Officer, President and a Director of the Company in April, 2001. Mr. Makary served as President and Chief Operating Officer of the Company from February, 1999 to April, 2001. Mr. Makary served as President and Chief Operating Officer of NACO from 1988 to February, 1999, and as a director of NACO from 1993 to February, 1999.

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

                                                                      Quarters
                                                ---------------------------------------------------
                                                     First       Second       Third       Fourth
                                                  -----------  -----------  ----------  -----------
Calendar year Ended December 31, 2000:
High............................................      $14.250      $11.625     $ 8.250      $ 7.875
Low.............................................      $ 7.313      $ 5.156     $ 4.750      $ 4.625
Transition Period Ended December 31, 1999 (a):
High............................................      $20.125      $11.437     N/A          N/A
Low.............................................      $ 8.750      $ 8.000     N/A          N/A
Fiscal Year Ended July 31, 1999:
High............................................      $17.750      $15.750     $15.500      $21.000
Low.............................................      $ 8.000      $10.000     $12.000      $12.750

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


                                                                                       For the
                                                                    For the Year     Five Months
                                                                         Ended          Ended
                                                                     Dec. 31, 2000   Dec. 31, 1999
                                                                     ------------------------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
Net sales............................................................   $482,230      $210,277
Cost of sales........................................................    445,309       187,343
                                                                        --------      --------
  Gross profit.......................................................     36,921        22,934
Selling, general and administrative expenses.........................     61,702        23,223
Nonrecurring losses (gains) (1)......................................      9,002          (915)
                                                                        --------      --------
  Operating income (loss)............................................    (33,783)          626
Settlement of litigation(2)..........................................         --            --
Equity (income) loss of unconsolidated joint ventures................     (2,557)          (29)
Interest expense.....................................................     28,328         9,398
                                                                        --------      --------
  Income (loss) from continuing operations before income taxes,
cumulative effect of accounting changes and extraordinary items......    (59,554)       (8,743)
Provision (benefit) for income taxes.................................        480        (4,296)
                                                                        --------      --------
  Income (loss) from continuing operations before cumulative effect
of accounting changes and extraordinary items........................    (60,034)       (4,447)
Discontinued operations (3)..........................................      3,833        (1,078)
Cumulative effect of accounting changes(4)...........................         --            --
Extraordinary items(5)...............................................         --            --
                                                                        --------      --------
  Net income (loss)..................................................   $(56,201)     $ (5,525)
                                                                        ========      ========
Per Share Data:
Basic:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................   $  (3.76)     $  (0.24)
  Net income (loss)..................................................   $  (3.57)     $  (0.30)
  Weighted average common shares outstanding.........................     19,641        18,623
Diluted:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................   $  (3.76)     $  (0.24)
  Net income (loss)..................................................   $  (3.57)     $  (0.30)
  Weighted average common and equivalent shares outstanding..........     19,641        18,623
Operating Data:
Backlog(6)...........................................................   $ 64,584      $ 73,577
Depreciation and amortization of continuing operations...............     31,864        12,191
Capital expenditures(7) of continuing operations.....................     17,366        13,381
Balance Sheet Data at period end:
Total assets.........................................................   $474,123      $492,471
Total debt (including cash overdrafts)...............................    272,113       252,454
Stockholders' equity(8)..............................................     62,109        86,679

                                                                               For the Year Ended July 31,
                                                                        -----------------------------------------
                                                                          1999       1998       1997       1996
                                                                        -----------------------------------------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Net sales............................................................   $591,396   $541,301   $441,483   $439,506
Cost of sales........................................................    506,876    464,435    383,716    381,522
                                                                        --------   --------   --------   --------
  Gross profit.......................................................     84,520     76,866     57,767     57,984
Selling, general and administrative expenses.........................     56,005     51,628     44,364     38,941
Nonrecurring losses (gains) (1)......................................     21,630         --     (1,430)     5,955
                                                                        --------   --------   --------   --------
  Operating income (loss)............................................      6,885     25,238     14,833     13,088
Settlement of litigation(2)..........................................         --         --         --     (2,800)
Equity (income) loss of unconsolidated joint ventures................         66     (1,616)    (1,041)       144
Interest expense.....................................................     17,782     13,862     12,620      9,526
                                                                        --------   --------   --------   --------
  Income (loss) from continuing operations before income taxes,
cumulative effect of accounting changes and extraordinary items......    (10,963)    12,992      3,254      6,218
Provision (benefit) for income taxes.................................     (1,381)     5,390      1,233      2,272
                                                                        --------   --------   --------   --------
  Income (loss) from continuing operations before cumulative effect
of accounting changes and extraordinary items........................     (9,582)     7,602      2,021      3,946
Cumulative effect of accounting changes(4)...........................     (1,620)    (1,111)        --      5,205
Discontinued Operations (3)..........................................      3,635      6,176      4,228         --
Extraordinary items(5)...............................................     (3,158)        --       (310)        --
                                                                        --------   --------   --------   --------
  Net income (loss)..................................................   $(10,725)  $ 12,667   $  5,939   $  9,151
                                                                        ========   ========   ========   ========
Per Share Data:
Basic:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................     $(0.53)  $   0.43      $0.11   $   0.23
  Net income (loss)..................................................     $(0.59)  $   0.71      $0.34   $   0.54
  Weighted average common shares outstanding.........................     18,142     17,850     17,587     16,946
Diluted:
  Income (loss) from continuing operations before cumulative
effect of accounting changes and extraordinary items.................     $(0.53)  $   0.41      $0.11   $   0.22
  Net income (loss)..................................................     $(0.59)  $   0.69      $0.33   $   0.52
  Weighted average common and equivalent shares outstanding..........     18,142     18,474     18,139     17,576
Operating Data:
Backlog(6)...........................................................   $114,702   $139,527   $ 93,849   $ 80,671
Depreciation and amortization from continuing operations.............     28,220     20,694     19,186     15,307
Capital expenditures from continuing operations(7)...................     50,609     67,736     44,690     26,548
Balance Sheet Data at period end:
Total assets.........................................................   $453,821   $423,896   $340,142   $262,568
Total debt (including cash overdrafts)...............................    229,619    208,131    156,927    105,550
Stockholders' equity(8)..............................................     81,557     92,070     78,366     59,852

(1) The 2000 net charge related to (i) costs associated with the planned closing of the Melrose Park facility and additional costs associated with prior restructuring initiatives, (ii) a gain of $3.6 million on the sale of the Company's 50% interest in an unconsolidated joint venture and (iii) an impairment loss on goodwill related to assets held for sale. The Transition Period and fiscal 1999 charges relate to costs and restructuring actions associated with the Merger, as well as costs associated with the restructuring of certain operations within the Rail Systems and Services segment. The fiscal 1997 gain and $2.8 million of the fiscal 1996 charge relate to certain actions taken with respect to the Company's prior Wilsons facility. $3.2 million of the fiscal 1996 charge relates to the closure of a manufacturing facility and the cost of certain reengineering efforts.
(2)  Represents proceeds from the settlement of a lawsuit against ABEX.
(3) Represents net after tax income of the Flow and Specialty Products segment which the Company agreed to sell in 2001.
(4) Represents the after-tax cumulative effect of accounting changes whereby, in fiscal 1998, the Company expensed previously capitalized business process reengineering costs; and in fiscal 1999, the Company expensed previously capitalized start-up costs.
(5) Represents the after-tax effect of extraordinary charges recognized in connection with the write-off of unamortized deferred financing cost, make-whole payments and termination fees related to the early extinguishment of debt in connection with the refinancing of certain indebtedness in fiscal 1997 and fiscal 1999.
(6) Includes only firm orders, as of the end of the fiscal period, for which customers have issued releases for production and delivery, and excludes the non-current portion of any long-term supply arrangements.
(7)  Excludes expenditures for business acquisitions.
(8)  Includes $28.4 million of convertible preferred stock at December 31, 2000.

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

  Prior to the Merger, ABC's fiscal year-end was July 31, and NACO's fiscal year-end was the Sunday closest to March 31. ABC's fiscal year was adopted by the Company as the annual financial reporting period. As permitted under Regulation S-X promulgated by the Securities and Exchange Commission, the year-ends of the two companies have not been conformed for periods prior to fiscal 1999. The results of NACO's operations for the twelve months ended June 28, 1998 are combined with the results of ABC's operations for the twelve months ended July 31, 1998. Accordingly, revenues of $26.5 million and a net loss of $0.1 million, representing NACO's results of operations for July 1998, are excluded from the Company's Consolidated Statements of Operations. As permitted in a pooling-of-interests business combination, the ABC-NACO financial statements reflect certain adjustments to conform the accounting policies of both companies.

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

  In 2000, the Company developed a plan to dispose of select non-core assets.
As part of this plan, the Company sold its 50% interest in Anchor Brake Shoe LLC in December 2000, its Signal business (included as part of the Rail Services and Systems segment) in February 2001, and has agreed to sell its Flow and Specialty Products segment in 2001.

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


Recent Developments

Current Business Situation

    The Company has incurred large operating losses since the Merger and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated causing negative reactions from vendors and lenders that tend to reduce the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and the resulting pressure on the Company's financial covenants has resulted in the Company's taking of additional actions in order to improve its long-term viability as a business concern.

    Some of those actions included:

    . The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director has assumed the responsibility of Chairman and Vaughn W. Makary the Chief Operating Officer and President has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability. In addition, various members of the Board of Directors have been and will continue to provide special consulting services to the Company.

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

    . The Company received a commitment from ING and expects approval from the senior lenders for ING to provide the Company with $15 million of secured short-term loans due in January 2002 (the "ING Bridge Notes"). The ING Bridge Notes will rank pari passu with borrowings under the Credit Facility. There will be no requirements to use any portion of the expected net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company will retain these funds for general corporate purposes, primarily to fund its current working capital needs.

        The ING Bridge Notes will be repaid with proceeds from the issuance of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) stockholder approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. Preferred stock (a) will pay dividends at a rate of 10% per annum payable semi-annually in cash except that the first two year's of dividends shall be paid in April 2003, b) will be convertible at a price equal to $2.50 per share of the Company's common stock, c) will be callable at the Company's option upon certain events and d) will be redeemable at the holder's option at $200 per share plus any accumulated dividends if any in the event of a change in control as defined. Also upon issuance of the preferred stock, ING will receive warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will be exercisable for every quarter beginning July 1, 2002 if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the company has occurred by the end of such quarters. In any event the holders of additional warrants will not receive more than 6.0 million shares.

        Effective with the issuance of the ING Bridge Notes, the Series B preferred stock will be exchanged for a new series of preferred stock with a dividend rate of 10%. 40% of previously deferred cash dividends of the Series B will become immediately payable (approximately $1.0 million as of April 2001) and the new preferred stock will become redeemable at the holder's option at $200 per share plus accumulated dividends if any and will be convertible into shares of common stock upon certain change of control situations at a premium conversion rate.

        Beginning with the issuance of the ING Bridge note, the holders of the new preferred stock will be entitled to nominate three persons to the company's board of directors.

    . The Company received a commitment from the senior lenders under the Credit Facility to amend that facility. The primary terms of the amendment will include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying asset sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined . An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

        The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

    . While the ING Bridge Notes and the Credit Facility amendment are expected to close on May 2, 2001, and all of its future restructuring plans have not been finalized, management has developed preliminary plans to significantly reduce the Company's operating costs. Such plans include, among other things:

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

    With the closing of the agreements and commitments agreed to as of April 17, 2001 and the actions planned for the remainder of the year, management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company attempts to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

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

Consolidated Sales and Gross Profits (Continuing Operations)

     The following table sets forth consolidated net sales and gross profit data for the periods indicated:

                                             Twelve
                                  Year       Months                      Months         Years Ended
                                 Ended       Ended                       Ended            July 31,
                                Dec 31,      Dec 31,     Transition      Dec 31,     --------------------
                                 2000         1999         Period         1998         1999        1998
                                ------        -----        ------         ----        ------     --------
                                                         (dollars in millions)
Net sales                      $482.2        $559.0       $210.3         $242.6      $591.4       $541.3
Gross profit                   $ 36.9        $ 72.2       $ 22.9         $ 35.3      $ 84.5       $ 76.9
% of Net sales                    7.7%         12.9%        10.9%          14.6%       14.3%        14.2%

     Consolidated net sales from continuing operations decreased $76.8 million or 13.7% to $482.2 million in 2000 from $559.0 million in the comparable period in 1999. The largest decrease is in the Rail Products segment with increased sales in the Company's other business segments. Reduced spending by the railroads on maintenance items versus historical levels has negatively impacted the rail supply industry in which the Company operates. The Company does not believe this market share. Net sales decreased 13.3% to $210.3 million in the Transition Period from $242.6 million in the comparable period in 1998. Sales within the Rail Systems and Systems segment decreased 17.2% from $103.9 million in 1999 to $86.0 million. This decrease was driven primarily by the weak demand for the group's speciality trackwork products. Sales within the Rail Products segment decreased 6.5% from $155.7 million in the five months ended December 31, 1998 to $145.5 million in the Transition Period. The revenue drop within this segment was primarily attributable to reduced demand from major rail car builders as these customers stopped replenishing inventories of freight railcar components in anticipation of the rail industry's outlook for the coming year.

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

Consolidated SG&A and Operating Income (Continuing Operations)

  A summary of Selling, General and Administrative ("SG&A") expenses and Operating Income with respective percentages of sales, for the periods indicated, follows:



                                                 Twelve                           Five
                                Year             Months                          Months            Years Ended
                               Ended             Ended                           Ended                July 31,
                              Dec. 31,          Dec. 31,       Transition       Dec. 31,        --------------------
                               2000               1999           Period           1998           1999          1998
                               ----               ----           ------           ----           ----          ----
  (dollars in millions)
 SG&A                         $ 61.7             $ 55.6          $ 23.2           $23.8          $56.0         $51.6
 % of Net sales                 12.8%               9.9%           11.0%            9.8%           9.5%          9.5%
 Operating income (loss)*     $(33.8)            $ (4.1)         $ (0.6)          $11.5          $ 6.9         $25.2
 % of Net sales                 (7.0)%             (0.7)%          (0.4)%           4.7%           1.2%          4.7%

*Includes nonrecurring losses (gains) of $9.0 million, $20.7 million, $(0.9) million, and $21.6 million in 2000, the twelve-months ended December 31, 1999; the Transition Period and fiscal 1999, respectively.

  Selling, general and administrative expense increased $6.1 million or 11.0% in 2000 to $61.7 million versus $55.6 million in the twelve-month comparable period in 1999. In 2000, the Company increased its provision for doubtful accounts by $6.0 million for certain contract receivables it retained when its Signal business was sold in February 2001. Selling, general and administrative expenses decreased by $0.7 million during the Transition Period from the comparable period in 1998 as a result of merger synergies. Prior to the synergies, SG&A was flat as a percentage of sales in fiscal 1999 and fiscal 1998.

  Operating loss in 2000 of $33.8 million is eight-fold greater than the $4.1 million loss for the comparable twelve-month period in 1999. Gross profit declines and a $6.0 million provision for doubtful contract receivables resulted in the increased loss year-to-year. Operating income of $0.6 million in the Transition Period compares to operating income of $11.5 million for the corresponding period in 1998. Gross profit declines contributed to the period-to-period loss. Operating income decreased to $6.9 million during fiscal 1999 from $25.2 million in fiscal 1998.

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
                                                       =======                   =====              =======

  All of the restructuring charges recorded by the Company since the Merger were computed based on actual cash payouts, management's estimate of realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The Company expects that these restructuring efforts will result in reduced operating costs, including lower salary and hourly payroll costs and depreciation/amortization.

  The Company recorded restructuring charges of $10.8 million during 2000 for costs associated with the planned closing of its Melrose Park, Illinois plant ($2.8 million), additional costs associated with prior restructuring initiatives ($1.1 million), and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($6.9 million).

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

  The 2000 impairment charge and gain on sale relate to the Signaling business and Anchor sales, respectively. The fiscal 1999 Merger costs were incurred as a direct result of the Merger for advisory and other professional services.

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

     Net sales increased by 15.6% in 2000 to $265.5 million from $229.6 million for the corresponding twelve-month period in 1999. The increase is primarily the result of a full year of wheel mounting services provided to Union Pacific under a contract that began in November 1999. Rail Services and Systems net sales decreased by 17% to $86.0 million in the Transition Period from $103.9 million in the comparable period of 1998. Sales decreased by 8% from $269.7 million in fiscal 1998 to $247.5 million in fiscal 1999. The sales decreases in the Transition Period and fiscal year 1999 were attributable to a downturn in demand for the group's specialty trackwork products from its peak year in fiscal 1998.

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

     In April 2001, the Company agreed to sell the operations of this segment.

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

Liquidity and Capital Resources

     The Company's cash and cash equivalents were $2.2 million at December 31, 2000 compared to $0.3 million at December 31, 1999, and $3.2 million at July 31, 1999. In 2000 and the Transition Period, the Company utilized $29.3 million and $11.3 million, respectively, from operating activities. Fiscal 1999 operating activities provided $37.7 million of cash. The decrease in cash flow were primarily due to lower earnings (after adjustments for non-cash items). Consolidated net working capital decreased $4.7 million to $51.6 million at December 31, 2000 (before consideration of debt in technical default) from $56.3 million at December 31, 1999. The decrease in net working capital is primarily due to recording of a valuation allowance against the Company's deferred tax Asset. Consolidated current assets decreased $11.3 million to $183.9 million at December 31, 2000 from $195.2 million at December 31, 1999. Consolidated current liabilities decreased $6.6 million to $132.3 million at December 31, 2000 (before consideration of debt in technical default) from $138.9 million at December 31, 1999.

     The Company increased its borrowings in 2000 by $15.8 million on its revolving lines of credit, raised $28.4 million by issuing convertible preferred stock in March 2000 and received $10.4 million of cash proceeds from the sale of its interest in Anchor Brake Shoe LLC in December 2000. The cash inflows were primarily used to fund the $21.1 million of capital expenditures and the $29.3 million of cash utilized in operating activities.

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

     On April 17, 2001 the Company agreed to sell the Flow and Specialty Products assets and businesses to ING, along with some other minor assets, for an aggregate sales price of $24 million. The sales price was in excess of the carrying value of the net assets sold and includes a seven year $4.0 million junior subordinated note bearing interest at 8% per annum.

     Additionally, the Company sold its 50% ownership in Anchor Brake Shoe, L.L.C. (''Anchor'') on December 28, 2000. Anchor designs, manufactures, markets and sells railcar composite brake shoes. Proceeds received from the sale were $10.4 million which were used to reduce the Company's credit facility. The Company recorded a $3.6 million gain on this sale.

     In February 2001, the Company sold its freight railroad and transit signaling systems and services business for a cash sales price of $21.1 million, subject to a net asset adjustment. A significant portion of the net proceeds of $18.5 million was used to permanently reduce outstanding borrowing commitments under the Credit Facility. As sale proceeds were insufficient to completely cover non deductible goodwill related to the business, the Company recorded a December 2000 impairment charge of $1.8 million. Additionally, the Company recorded a December 2000 deferred income tax charge of $2.5 million related to the estimated taxable gain incurred upon the sale. The Company retained certain contracts and other receivables of the signaling business, primarily related to various completed contracts and other Completed projects. Retained receivables aggregated $18.4 million. Because the Company will no longer have a continuing interest in the signaling business, collection of these receivable is expected to be hampered. Accordingly, the company recorded a $6.0 million reserve in December 2000 reflecting management's best estimate of the collectibility of these amounts.

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

Senior Credit Facility

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

  As of April 17, 2001, the Company received a commitment from the senior lenders to amend the Credit Facility. The primary terms of the amendment will include a) a waiver from the senior lenders for all financial and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002

e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

  The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price and the market value per share of the Company's common stock.

Senior Subordinated Notes

  On February 1, 1997 and December 23, 1997 the Company issued $50 million of
9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes, respectively (collectively, the "Notes"). The net proceeds from the issuances were used to repay certain outstanding indebtedness under its primary and other credit facilities. As a result of an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

  Pursuant to the Notes indenture, the Company is required to meet certain financial covenants including minimum interest coverage, minimum consolidated net worth and, upon incurrence of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment, fees for which of $0.7 million are being amortized over the remaining life of the Notes, reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances. The minimum interest coverage ratio remains at 1.8:1.0 each quarter through the maturity date and the minimum consolidated net worth balance adjusts each quarter based on quarterly earnings and capital issuances.

 The Company was not in compliance with the minimum net worth covenant at December 31, 2000. Additionally, based on preliminary results for the first quarter of 2001 and the Company's forecast for the remainder of the year, the Company anticipates it will fail to meet one or more of these covenants at one or more quarter ends. Noncompliance gives the trustee or noteholders owning at least 25% in aggregate principal amount of outstanding notes the unilateral right to accelerate the maturity of the related debt after a requisite cure period. Accordingly, the Notes are reflected as short-term obligations as of December 31, 2000. However, management believes that neither the individual noteholders (or the trustee on their behalf) nor the senior lenders will act to accelerate the payment of substantial outstanding borrowings. Management's belief is based on, among other things, ongoing discussions with its lenders and the willingness of the senior lenders to enter into the transactions and agreements described in Note 2. Additionally, based on advice received from its advisors, management believes that the Company can complete a successful consent solicitation with the note holders by July 2001 whereby the financial covenants will be modified or eliminated and any necessary waivers of noncompliance will be obtained. However, there can be no assurance that the Company's lender or noteholders will not accelerate payment of some or all of the outstanding Notes and borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. Other than as described above and in Note 2, the Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

Other

  Prior to the Merger, ABC and NACO had their own primary bank credit facilities which allowed for aggregate borrowings and outstanding letters of credit, as amended, of up to $125 million, including a term loan portion of $8.5 million. These previous primary bank credit facilities were terminated upon the refinancing under the Credit Facility.

  In December 1998, a $3.0 million Industrial Revenue Bonds ("IRB") were issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of December 31, 2000, the adjustable interest rate on the bonds was set at 4.98%. The bonds mature in December 2018.

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

  Other indebtedness represents notes due to sellers of the Company's business acquisitions, a note due to a customer in exchange for entering into a supply agreement with that customer and other indebtedness. The other indebtedness bears interest as of December 31, 2000 at rates from 4.0% to 11.5% and mature from 2000 to 2005.

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except as such risks relate to interest rate and foreign exchange rate fluctuations. As of December 31, 2000, the Company has long-term debt outstanding with a carrying value of $269.0 million (including current maturities of long-term debt). The estimated fair value of this debt is $236.8 million. Fixed interest rate debt outstanding as of December 31, 2000 represents 30% of total debt, carries an average interest rate of 9.67% and has scheduled maturities as follows: $1.7 million in fiscal 2001, $1.8 million in fiscal 2002, $1.2 million in fiscal 2003, $75.8 million in fiscal 2004, and $0.1 million thereafter. Variable interest rate debt outstanding as of December 31, 2000 had an average interest rate at that date of 10.49% and has scheduled maturities as follows: $5.3 million in fiscal 2001, $2.7 million in fiscal 2002, $176.2 million in fiscal 2003, zero in fiscal 2004 and $4.2 million thereafter. As described in Note 7 to Consolidated Financial Statements, certain of this indebtedness is classified at December 31, 2000 as a current obligation due to such debt being in technical default.

     From time to time, the Company enters into various interest rate swap and cap transactions for purposes of managing exposures to fluctuations in interest rates. Currently, the Company hedges a portion of its exposure to fluctuations in LIBOR interest rates through the use of an interest rate reversion swap. This swap effectively converts a portion of the Company's outstanding Credit Facility borrowings from a floating LIBOR rate to a fixed rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating LIBOR rate of interest. Variable rates are based on 3 month LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Maturity dates of interest rate swap and cap generally match those of the underlying debt agreements. At December 31, 2000, the Company had one interest rate protection agreement outstanding which expires in 2003, and covers a notional principal amount of $25 million. The fair value of this contract was an aggregate of $282,500 liability at December 31, 2000. No such agreements were outstanding at December 31, 1999.

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

     Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its ABC-NACO de Mexico subsidiary located in Sahagun, Mexico and its Cometna subsidiary located in Lisbon, Portugal. At December 31, 2000, the Company had approximately $5.9 million notional value of foreign currency option collar contracts outstanding with expiration dates through March, 2001, hedging manufacturing cost exposures within its ABC-NACO de Mexico subsidiary. Also at December 31, 2000, the Company had $3.6 million notional value of foreign currency forward contracts outstanding relating to forecasted U.S. dollar transactions within its Cometna, Portugal subsidiary with expiration dates through August, 2001. The fair value of these contracts was an aggregate of $251,800 asset at December 31, 2000.

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


ARTHUR  ANDERSEN  LLP

Chicago, Illinois
April 17, 2001

ITEM 8--FINANCIAL STATEMENTS

                                 ABC-NACO INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Year        For the Five        For the Year Ended July 31,
                                                   Ended           Months Ended       -----------------------------
                                               Dec. 31, 2000       Dec. 31, 1999           1999           1998
                                              ---------------     ---------------     ------------    -------------
                                                                  (In thousands, except per share data)
NET SALES                                      $     482,230       $    210,277        $  591,396      $   541,301
COST OF SALES                                        445,309            187,343           506,876          464,435
                                              ---------------     --------------      ------------    -------------
      Gross profit                                    36,921             22,934            84,520           76,866
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            61,702             23,223            56,005           51,628
NONRECURRING LOSSES (GAINS)                            9,002               (915)           21,630               -
                                              ---------------     --------------      ------------    -------------
  Operating income (loss) from
    continuing operations                            (33,783)               626             6,885           25,238
EQUITY (INCOME) LOSS FROM
  UNCONSOLIDATED JOINT VENTURES                       (2,557)               (29)               66           (1,616)
INTEREST EXPENSE                                      28,328              9,398            17,782           13,862
                                              ---------------     --------------      ------------    -------------
  Income (loss) from continuing
    operations before income taxes,
    cumulative effect of accounting
    changes and extraordinary item                   (59,554)            (8,743)          (10,963)          12,992
PROVISION (BENEFIT) FOR INCOME TAXES                     480             (4,296)           (1,381)           5,390
                                              ---------------     --------------      ------------    -------------
  Income (loss) from continuing
    operations before cumulative
    effect of accounting changes
    and extraordinary item                           (60,034)            (4,447)           (9,582)           7,602
INCOME FROM DISCONTINUED OPERATIONS
  net of income taxes of $2,430, ($683),
  $2,304, and $3,915, respectively                     3,833             (1,078)            3,635            6,176
CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
  net of income taxes of $1,014 and $695,
  respectively                                            -                  -             (1,620)          (1,111)
EXTRAORDINARY ITEM, net of income taxes
  of $2,062                                               -                  -             (3,158)              -
                                              ---------------     --------------      ------------    -------------
NET INCOME (LOSS)                              $     (56,201)      $     (5,525)       $  (10,725)     $    12,667
                                              ===============     ==============      ============    =============
EARNINGS  PER SHARE DATA:
  Income (loss) from continuing operations
    before cumulative effect of accounitng
    changes and extraordinary item              $    (60,034)       $    (4,447)       $   (9,582)     $    7,602
  Adjustment related to preferred stock              (11,877)                -                 -               -
  Preferred stock dividends                           (1,985)                -                 -               -
                                              ---------------     --------------      ------------    -------------
  Adjusted income (loss) from continuing
    operations before cumulative effect
    of accounting changes and extraordinary
    item                                             (73,896)            (4,447)           (9,582)          7,602
  Discontinued operations                              3,833             (1,078)            3,635           6,176
  Cumulative effect of accounting changes                 -                  -             (1,620)         (1,111)
  Extraordinary item                                      -                  -             (3,158)             -
                                              ---------------     --------------      ------------    -------------
    Net income (loss) available to common
      stockholders                             $     (70,063)      $     (5,525)       $  (10,725)     $   12,667
                                              ===============     ==============      ============    =============
BASIC EARNINGS PER SHARE:
  Adjusted income (loss) from continuing
    operations before cumulative effect
    of accounting changes and extraordinary
    item                                       $       (3.76)      $      (0.24)       $    (0.53)     $     0.43
  Discontinued operations                               0.19              (0.06)             0.20            0.34
  Cumulative effect of accounting changes                 -                  -              (0.09)          (0.06)
  Extraordinary item                                      -                  -              (0.17)             -
                                              ---------------     --------------      ------------    -------------
    Net income (loss) available to common
    stockholders                               $       (3.57)      $      (0.30)       $    (0.59)     $     0.71
                                              ===============     ==============      ============    =============
  Weighted average shares outstanding                 19,641             18,623            18,142          17,850
                                              ===============     ==============      ============    =============

DILUTED EARNINGS PER SHARE:
  Adjusted income (loss) from continuing
    operations before cumulative effect
    of accounting changes and extraordinary
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

                                 ABC-NACO INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            As of December 31,
                                                                      -----------------------------     As of July 31,
                        ASSETS                                            2000             1999             1999
--------------------------------------------------------              -----------      ------------    ---------------
                                                                              (In thousands, except share data)
CURRENT ASSETS:
   Cash and cash equivalents                                           $    2,211       $      351       $      3,159
   Account receivable, less allowance of $8,322, $1,804,
     and $1,705, respectively                                              76,422           79,617             82,995
   Inventories                                                            101,470           94,132             73,633
   Prepaid expenses and other current assets                                3,753           12,401             11,189
   Deferred income tax assets                                                  -             8,680              9,226
                                                                      ------------     ------------     --------------
      Total current assets                                                183,856          195,181            180,202
                                                                      ------------     ------------     --------------
PROPERTY, PLANT AND EQUIPMENT--net                                        236,935          245,010            228,093

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                 9,148           13,886             14,490

DEFERRED INCOME TAX ASSETS                                                     -                -                  -

OTHER NONCURRENT ASSETS--net                                               44,184           38,394             31,036
                                                                      ------------     ------------     --------------
      Total assets                                                     $  474,123       $  492,471       $    453,821
                                                                      ============     ============     ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES:
   Cash overdrafts                                                     $    3,117       $       -        $        -
   Current maturities of long-term debt and debt in                       258,247            6,207              4,588
     default
   Accounts payable                                                        80,355           89,678             73,456
   Accrued expenses                                                        41,790           42,983             37,129
                                                                      ------------     ------------     --------------
      Total current liabilities                                           383,509          138,868            115,173
                                                                      ------------     ------------     --------------
LONG-TERM DEBT, less current maturities and debt in
  default                                                                  10,749          246,247            225,031

DEFERRED INCOME TAXES                                                          -             6,699             14,194

OTHER NONCURRENT LIABILITIES                                               17,756           13,978             17,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $1.00 par value;
     1,000,000 shares authorized; 300,000 shares
     issued and outstanding as of December 31, 2000                        28,425               -                  -
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 19,872,242, 19,372,242 and
     18,386,336 shares issued and outstanding,
     respectively                                                             199              194                184
   Additional paid-in capital                                              96,197           79,240             68,383
   Retained earnings (deficiit)                                           (62,109)           7,954             13,479
   Cumulative translation adjustment                                         (603)            (709)              (489)
                                                                      ------------     ------------     --------------
      Total stockholders' equity                                           62,109           86,679             81,557
                                                                      ------------     ------------     --------------
      Total liabilities and stockholders' equity                       $  474,123       $  492,471       $    453,821
                                                                      ============     ============     ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 ABC-NACO INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     Convertible              Additional     Retained       Cumulative
                                                      Preferred    Common      Paid-in       Earnings      Translation
                                                        Stock      Stock       Capital       (Deficit)      Adjustment       Total
                                                    -----------   --------   ------------   -----------   -------------   ----------
                                                                                   (In thousands)

BALANCE, July 31, 1997                               $      -      $  179     $   67,512     $  10,710      $      (35)    $ 78,366
  Comprehensive income (loss)                               -          -              -         12,667            (308)      12,359
  Shares issued in business acquisition                     -          -             436            -               -           436
  Common stock issued                                       -          -              32            -               -            32
  NACO comprehensive income (3/31/97 -
    6/27/97) (Note 1)                                       -          -              -            932             (55)         877
                                                    -----------   --------   ------------   -----------   -------------   ----------
BALANCE, July 31, 1998                                      -         179         67,980        24,309            (398)      92,070
  Comprehensive income (loss)                               -          -              -        (10,725)              8      (10,717)
  Common stock issued                                       -           5            300            -               -           305
  Income tax benefit from exercised
    stock options                                           -          -             103            -               -           103
  NACO comprehensive loss (6/29/98 -
    7/31/98) (Note 1)                                       -          -              -           (105)            (99)        (204)
                                                    -----------   -------    ------------   -----------   -------------   ----------
BALANCE, July 31, 1999                                      -         184         68,383        13,479            (489)      81,557
  Comprehensive loss                                        -          -              -         (5,525)           (220)      (5,745)
  Contingent shares issued for business
    acquisition                                             -          4           2,563            -               -         2,567
  Shares issued in business acquisition                     -          6           8,294            -               -         8,300
                                                    -----------   -------    ------------   -----------   -------------   ----------
BALANCE, December 31, 1999                                  -        194          79,240         7,954            (709)      86,679
  Comprehensive income (loss)                               -         -               -        (56,201)            106      (56,095)
  Preferred stock issued                                28,425        -           11,877       (11,877)             -        28,425
  Preferred stock dividends earned                          -         -            1,985        (1,985)             -            -
  Shares issued in business acquisition                     -          5           3,095            -               -         3,100
                                                    -----------   -------    ------------   -----------   -------------   ---------
BALANCE, December 31, 2000                           $  28,425      $199      $   96,197     $ (62,109)     $     (603)    $ 62,109
                                                    ===========   =======    ============   ===========   =============   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 ABC-NACO INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Year           For The Five
                                                                    Ended              Months Ended    For the Year Ended  July 31,
                                                                Dec. 31, 2000          Dec. 31, 1999       1999             1998
                                                              ------------------     ----------------  ----------------------------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(56,201)          $ (5,525)            $(10,725)      $12,667
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities--
          Extraordinary item                                               -                  -                3,158             -
          Cumulative effect of accounting changes                          -                  -                1,620         1,111
          Nonrecurring losses (gains)                                  9,002               (915)              21,630             -
          Equity (income) loss of unconsolidated joint ventures       (2,557)               (29)                  66        (1,616)
          Depreciation and amortization                               34,859             13,373               30,126        22,476
          Deferred income taxes                                       (1,981)            (6,949)               1,289         4,972
          NACO net cash flows--3/31/97 to 6/27/97 (Note 1)                 -                  -                    -          (125)
          NACO net cash flows--6/29/98 to 7/31/98 (Note 1)                 -                  -                   (6)            -
          Changes in certain assets and liabilities, net of
            effect of business acquisitions---
                  Accounts receivable                                  2,866              6,478                5,577       (21,024)
                  Inventories                                         (7,338)           (19,558)               1,278        (8,344)
                  Prepaid expenses and other current assets            8,648             (1,193)              (7,468)         (790)
                  Other noncurrent assets                             (4,556)            (5,599)              (3,966)       (7,719)
                  Accounts payable and accrued expenses              (19,898)            14,653               (4,140)       17,898
                  Other noncurrent liabilities                         3,884             (6,057)              (1,038)       (2,221)
                                                                  ----------         ----------          -----------     ---------
                  Net cash provided by (used in) operating
                    activities                                       (29,310)           (11,321)              37,696        17,285
                                                                  ----------         ----------          -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (21,129)           (17,659)             (54,640)      (68,915)
Proceeds from sale of assets and investments                          10,408                  -                    -         1,550
Business acquisitions, less cash acquired                             (2,000)                59                    -        (1,376)
Investments in unconsolidated joint ventures                               -                  -                    -          (190)
Dividends from unconsolidated joint ventures                           1,155                633                    -           904
                                                                  ----------         ----------          -----------     ---------
          Net cash used in investing activities                      (11,566)           (16,967)             (54,640)      (68,027)
                                                                  ----------         ----------          -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving lines of credit                        15,757             29,377               57,395        25,606
Proceeds from sale leaseback                                               -              5,984                    -             -
Change in cash overdrafts                                              3,117                  -              (10,036)          855
Issuance of senior subordinated notes                                      -                  -                    -        25,000
Borrowings of term debt                                                    -                  -                4,576         3,473
Payment of term debt                                                  (1,715)            (9,423)             (31,150)       (2,987)
Payment of financing costs                                            (2,848)              (458)              (1,363)       (1,282)
Proceeds from sale of convertible preferred stock                     28,425                  -                    -             -
Proceeds from exercised stock options                                      -                  -                  408             -
                                                                  ----------         ----------          -----------     ---------
          Net cash provided by financing activities                   42,736             25,480               19,830        50,665
                                                                  ----------         ----------          -----------     ---------
          Net increase (decrease) in cash and cash equivalents         1,860             (2,808)               2,886           (77)
CASH AND CASH EQUIVALENTS, beginning of period                           351              3,159                  273           350
                                                                  ----------         ----------          -----------     ---------
CASH AND CASH EQUIVALENTS, end of period                            $  2,211           $    351             $  3,159       $   273
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

                                 ABC-NACO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             December 31, 2000 and 1999 and July 31, 1999 and 1998

1. BASIS OF PRESENTATION AND OPERATIONS

  ABC-NACO Inc. ("the Company") is a supplier of technologically advanced products and services to the freight railroad industry through two of its business segments: Rail Products and Rail Services and Systems. With four technology centers around the world supporting its business segments, the Company holds market positions in the design, engineering, and manufacture of high performance freight railcar, locomotive and passenger rail suspension and coupler systems, wheels and mounted wheel sets, and specialty track products. Until the sale of this Rail Services and Systems business in February 2001, the Company also supplied freight, railroad and transit signaling systems and services. On April 17, 2001, the Company agreed to sell its Flow and Specialty Products business segment. This segment primarily supplies steel and high alloy valve and related castings for industrial flow control systems. The operating results of this segment have been reflected as discontinued operations in the accompanying statements of operations.

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

  On September 23, 1999, the Company's Board of Directors adopted a resolution to change the Company's year-end to December 31 from July 31. The principal reason for the change was to align the Company's fiscal year-end with the fiscal year-end of its major customers. The year ended December 31, 2000, the five months ended December 31, 1999, and the years ended July 31, 1999 and 1998 are referred to as "2000", the "Transition Period", "fiscal 1999", and "fiscal 1998", respectively. Comparable, unaudited results for the twelve months ended December 31, 1999 and the five months ended December 31, 1998 are as follows (in thousands):

2.  CURRENT BUSINESS SITUATION

    The Company has incurred large operating losses since the Merger and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated causing negative reactions from vendors and lenders that tend to reduce the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and the resulting pressure on the Company's financial covenants has resulted in the Company's taking of additional actions in order to improve its long-term viability as a business concern.

    Some of those actions included:

    . The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director has assumed the responsibility of Chairman and Vaughn W. Makary the Chief Operating Officer and President has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability. In addition, various members of the Board of Directors have been and will continue to provide special consulting services to the Company.

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

    . The Company received a commitment from ING and expects approval from the senior lenders for ING to provide the Company with $15 million of secured short-term loans due in January 2002 (the "ING Bridge Notes"). The ING Bridge Notes will rank pari passu with borrowings under the Credit Facility. There will be no requirements to use any portion of the expected net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company will retain these funds for general corporate purposes, primarily to fund its current working capital needs.

        The ING Bridge Notes will be repaid with proceeds from the issuance of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) stockholder approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. Preferred stock (a) will pay dividends at a rate of 10% per annum payable semi-annually in cash except that the first two year's of dividends shall be paid in April 2003, b) will be convertible at a price equal to $2.50 per share of the Company's common stock, c) will be callable at the Company's option upon certain events and d) will be redeemable at the holder's option at $200 per share plus any accumulated dividends if any in the event of a change in control as defined. Also upon issuance of the preferred stock, ING will receive warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will be exercisable for every quarter beginning July 1, 2002 if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the company has occurred by the end of such quarters. In any event the holders of additional warrants will not receive more than 6.0 million shares.

        Effective with the issuance of the ING Bridge Notes, the Series B preferred stock will be exchanged for a new series of preferred stock with a dividend rate of 10%, 40% of previously deferred cash dividends of the Series B will become immediately payable (approximately $1.0 million as of April 2001) and the new preferred stock will become redeemable at the holder's option at $200 per share plus accumulated dividend if any and will be convertible into shares of common stock upon certain change of control situations at a premium conversion rate.

        Beginning with the issuance of the ING Bridge note, the holders of preferred stock will be entitled to nominate three persons to the company's board of directors.

    . The Company expects to receive a commitment from the senior lenders under the Credit Facility to amend that facility. The primary terms of the amendment will include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying asset sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined . An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

        The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

    . While the ING Bridge Notes and the Credit Facility amendment are expected to close on May 2, 2001, and all of its future restructuring plans have not been finalized, management has developed preliminary plans to significantly reduce the Company's operating costs. Such plans include, among other things:

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

    With the closing of the agreements and commitments agreed to as of April 17, 2001 and the actions planned for the remainder of the year, management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company attempts to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

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

Allowance for Doubtful Accounts

  The allowance for doubtful accounts for 2000, the Transition Period, fiscal 1999 and fiscal 1998 consisted of the following (in thousands):

                                                           Dec. 31,    Dec. 31,    July 31,    July 31,
                                                             2000        1999        1999        1998
                                                          ---------------------------------------------
      Balance at beginning of period....................     $1,804      $1,705      $2,113      $1,987
         Provision charged to income....................      7,372         260         206         815
         Accounts written off...........................       (854)       (161)       (857)       (561)
         NACO net change (3/31/97-6/27/97)..............         --          --          --        (128)
         NACO net change (6/29/98-7/31/98)..............         --          --         243          --
                                                             ------      ------      ------      ------
      Balance at end of period..........................     $8,322      $1,804      $1,705      $2,113
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

    The current uncertainty in interest rate levels, coupled with the recent increase in fuel costs, has resulted in a reduction in new car build activity and cutback in discretionary maintenance and repair spending by the Company's railroad customers. As a result of these events, the Company's loose wheel making facility has significantly reduced productions since late 2000 and has not produced new wheels since mid-February 2001. The Company is currently exploring options for the facility ranging from an extended mothballing of the operation to a potential sale of the plant. The Company's current negotiations to sell the facility, includes a long-term supply agreement with the buyer. The value expected to be received upon such a transaction is dependent on further negotiations and resolution of many factors; however, management expects the value to be received would be in excess of the facility's carrying value. Absent a successful sale of this facility, ultimate realization of the related $35.7 million of net assets (as of March 31, 2001) is dependant upon (among other things) return to more historically normal order levels. However, there can be no assurances that such transactions or conditions will occur or that they will allow for full realization of the assets at this facility.

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

  The excess cost over net assets of acquired businesses is being amortized on the straight-line basis over 15 to 25 years. Related amortization expense included in continuing operations for 2000, the Transition Period, fiscal 1999 and fiscal 1998 was $2.0 million, $0.4 million, $1.0 million, and $0.9 million, respectively. Accumulated amortization as of December 31, 2000, December 31, 1999 and July 31, 1999 was $4.5 million, $3.6 million and $3.2 million, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

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

Accrued Expenses

  Accrued expenses at December 31, 2000, December 31, 1999 and July 31, 1999 consisted of the following (in thousands):

                                                                          Dec. 31,   Dec. 31,    July 31,
                                                                            2000       1999        1999
                                                                        ----------------------------------
      Compensation, including related benefits and taxes                    $10,235    $11,433     $12,542
      Merger and other restructuring reserves                                 6,694      4,196       8,424
      Taxes, other than compensation taxes                                    6,788      8,236       4,272
      Self-insurance reserves                                                 6,342      6,355       2,629
      Billings in excess of contract costs and estimated earnings             1,293         45         145
      Other                                                                  10,438     12,718       9,117
                                                                            -------    -------     -------
         Total accrued expenses                                             $41,790    $42,983     $37,129
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

Earnings Per Share

  Due to losses, the denominator used in the calculation of basic and diluted earnings per share for 2000, the Transition Period and fiscal 1999 were the same and simply represented the weighted average number of common shares outstanding
during those periods.   For fiscal year 1998, the denominator for diluted
earnings per share also included equivalent shares of 624 from the assumed exercise or issuance of stock options, warrants and contingent shares.

  Other common stock equivalents which would have increased diluted shares by
3.6 million, 1.0 million, 0.5 million and 0.4 million shares for the periods ended December 31, 2000, December 31, 1999 and July 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the inclusion of such equivalents would have been antidilutive. The large increase in 2000 results from the assumed conversion of the Company's preferred stock that was issued in March 2000.

Foreign Currency Instruments and Interest Rate Agreements

  The Company accounts for financial instruments under SFAS No. 80, "Accounting for Futures Contracts." Under this standard, for instruments that properly qualify for hedge accounting, the gain or loss realized on a hedge is deferred an amortized over the life of the contract. For instruments that do not qualify for hedge accounting, the gain or loss realized is recognized in income in the current period.


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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities.
It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income (loss) in the case of certain hedges. On January 1, 2001, the Company recorded a transitional adjustment to adopt SFAS No. 133 which increased liabilities by $30,000 with an offset to Other Comprehensive Income.

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

  During the Transition Period, the Company acquired all outstanding common stock of COMETNA--Companhia Metalurgica Nacional, S.A. ("Cometna") located in Lisbon, Portugal for $8.3 million of the Company's common stock. Cometna manufactures and machines products for the freight and passenger rail industries in Europe and is part of the Company's Rail Products segment. An additional 311,110 shares of the Company's stock, which were contingently issuable pursuant to certain earlier acquisitions, were deemed issued as of December 31, 1999. The aggregate purchase price paid for fiscal 1998 business acquisitions was $1.9 million, including 22,222 shares of the Company's common stock valued at $0.4 million.

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


5.  BUSINESS AND MAJOR ASSET DISPOSITIONS

  In 2000, the Company adopted a formal plan to sell its Flow and Specialty
Products assets and businesses.    According, the results of the Flow and
Specialty segment have been reflected as Discontinued Operations in the accompanying consolidated statements of operations. Net sales from discontinued operations for 2000, the Transition Period, fiscal 1999 and fiscal 1998 were $81.6 million, $29.6 million, $74.1 million and $93.6 million, respectively. Discontinued operating results do not include an allocation of general corporate interest expense.

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
                                            =======      =======      =======

  On April 17, 2001 the Company agreed to sell its Flow and Specialty Products business and assets to ING, along with some other minor assets, for approximately $24 million. The sales price was in excess of the carrying value of the net assets sold and includes a seven year $4.0 million junior subordinated note bearing interest at 8% per annum.

  Additionally, the Company sold its 50% ownership in Anchor Brake Shoe, L.L.C. ("Anchor") on December 28, 2000. Anchor designs, manufactures, markets and sells railcar composite brake shoes. Proceeds received from the sale were $10.4 million which were used to reduce borrowings under the Credit Facility. The Company realized a $3.6 million gain on this sale.

  In February 2001, the Company sold its freight railroad and transit signaling systems and services business for a cash sales price of $21.1 million, subject to a net asset adjustment. A significant portion of the net proceeds of $18.5 million was used to permanently reduce outstanding borrowing commitments under the Credit Facility. As sale proceeds were insufficient to completely cover non deductible goodwill related to the business, the Company recorded a December 2000 impairment charge of $1.8 million. Additionally, the Company recorded a December 2000 deferred income tax charge of $2.5 million related to the estimated taxable gain incurred upon the sale. The Company retained certain contracts and other receivables of the signaling business, primarily related to various completed contracts and other completed projects. Retained receivables aggregated $18.4 million. Because the Company will no longer have a continuing interest in the signaling business, collection of these receivable is expected to be hampered. Accordingly, the Company recorded a $6.0 million reserve in December 2000 reflecting management's best estimate of the collectibility of these amounts.


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

  As of April 17, 2001, the Company received a commitment from the senior lenders to amend the Credit Facility. The primary terms of the amendment will include a) a waiver from the senior lenders for all financial and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the ING Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002

e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates will be increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral will be required, h) cross default provisions will be modified, including additional provisions regarding the ING Bridge Notes, and i) existing covenants will be replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $1.5 million will be due half on the date of the amendment and half at maturity of the amended facility.

  The senior lenders will also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price and the market value per share of the Company's common stock.

  On February 1, 1997 and December 23, 1997 the Company issued $50 million of
9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes, respectively (collectively, the "Notes"). The net proceeds from the issuances were used to repay certain outstanding indebtedness under its primary and other credit facilities. As a result of an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control (as defined). The indenture under which the Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

  Pursuant to the Notes indenture, the Company is required to meet certain financial covenants including minimum interest coverage, minimum consolidated net worth and, upon incurrence of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment, fees for which of $0.7 million are being amortized over the remaining life of the Notes, reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances. The minimum interest coverage ratio remains at 1.8:1.0 each quarter through the maturity date and the minimum consolidated net worth balance adjusts each quarter based on quarterly earnings and capital issuances.

  The Company was not in compliance with the minimum net worth covenant at December 31, 2000. Additionally, based on preliminary results for the first quarter of 2001 and the Company's forecast for the remainder of the year, the Company anticipates it will fail to meet one or more of these covenants at one or more quarter ends. Noncompliance gives the trustee or noteholders owning at least 25% in aggregate principal amount of outstanding notes the unilateral right to accelerate the maturity of the related debt after a requisite cure period. Accordingly, the Notes are reflected as short-term obligations as of December 31, 2000. However, management believes that neither the individual noteholders (or the trustee on their behalf) nor the senior lenders or noteholders will act to accelerate the payment of substantial outstanding borrowings. Management's belief is based on, among other things, ongoing discussions with its lenders and the willingness of the senior lenders to enter into the transactions and agreements described in Note 2.

  Additionally, based on advice received from its advisors, management believes that the Company can complete a successful consent solicitation with the noteholders by July 2001 whereby the financial covenants will be modified or eliminated and any necessary waivers of noncompliance will be obtained. However, there can be no assurance that the Company's lender will not accelerate payment of some or all of the outstanding Notes and borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. Other than as described above and in Note 2, the Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

  Prior to the Merger, ABC and NACO had their own primary bank credit facilities which allowed for aggregate borrowings and outstanding letters of credit, as amended, of up to $125 million, including a term loan portion of $8.5 million. These previous primary bank credit facilities were terminated upon the refinancing under the Credit Facility.

  In December 1998, a $3.0 million Industrial Revenue Bonds ("IRB") were issued on behalf of the Company for the new paneling facility in Ashland, Wisconsin. The IRB's bear an adjustable rate of interest as determined by the Public Bond Market Association. As of December 31, 2000, the adjustable interest rate on the bonds was set at 4.98%. The bonds mature in December 2018.

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

  Other indebtedness represents notes due to sellers of the Company's business acquisitions, a note due to a customer in exchange for entering into a supply agreement with that customer and other indebtedness. The other indebtedness bears interest as of December 31, 2000 at rates from 4.0% to 11.5% and mature from 2000 to 2005.

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

8.   UNCONSOLIDATED JOINT VENTURES

  Summarized financial information for Anchor for 2000, the Transition Period, fiscal 1999 and fiscal 1998 was as follows (in thousands):

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
                                                  =======     ========      ======     ========     =======     ========

  In addition to the above deferred income taxes, the Company, as of December 31, 2000, had various income tax carryforwards including: net operating losses of $70.8 million in the United States which expire in 2017 to 2020, $8.8 million in Portugal which expire in 2002 to 2006, $7.7 million in Scotland which can be carried forward indefinitely and $0.6 million in Sweden which can also be carried forward indefinitely. The Company also has U.S. alternative minimum tax credits of $5.5 million, which do not expire. Similarly, the Company, as of December 31, 1999, had various income taxcarry forwards including: tax net operating losses of $31.3 million in the U.S., $9.4 million in Portugal, $6.0 million in Scotland, $0.5 million in Sweden and United States alternative minimum tax credits of $5.5 million. Similarly, the Company, as of July 31, 1999 had various income tax carryforwards including: U.S. foreign tax credits of $1.8 million, U.S. alternative minimum tax credits of $4.5 million, and net operating losses in Scotland of $5.3 million. Due to the uncertainty as to the ultimate realization of certain tax carryforwards, the Company has recorded tax reserves of $32.4 million, $11.7 million, and $9.4 million as of December 31, 2000, December 31, 1999 and July 31, 1999, respectively. Changes in the reserves are primarily due to additional net operating losses and changes in the other deferred tax assets of foreign subsidiaries.

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

  As described in Note 2, pending amendments to the terms of the Series B preferred stock include an increase of the dividend rate to 10% and a requirement to pay 40% of the deferred dividends in cash.

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

  The following tables present a summary of operating results and assets by segment and a reconciliation to the Company's consolidated totals (in thousands):

                                               Dec. 31,      Dec. 31,       July 31,       July 31,
  REVENUES                                       2000          1999            1999           1998
  --------                                 ----------------------------------------------------------
  Rail Products                                 $252,129      $145,457        $388,257       $309,765
  Rail Services and Systems                      265,450        86,045         247,451        269,691
  Elimination and Other                          (35,349)      (21,225)        (44,312)       (38,155)
                                                --------      --------        --------       --------
     Continuing Operations                       482,230       210,277         591,396        541,301
  Flow and Specialty Products                     81,554        29,584          74,101         93,620
                                                --------      --------        --------       --------
        Total                                   $563,784      $239,861        $665,497       $634,921
                                                ========      ========        ========       ========

                                               Dec. 31,      Dec. 31,       July 31,        July 31,
OPERATING INCOME (LOSS)                          2000          1999            1999           1998
-----------------------                    ----------------------------------------------------------
  Rail Products                                 $ (1,667)     $  8,439        $ 43,287       $ 26,040
  Rail Services and Systems                       13,654         3,917          12,820         27,711
  Elimination and Other                          (45,770)      (11,730)        (49,222)       (28,513)
                                                --------      --------        --------       --------
     Continuing Operations                       (33,783)          626           6,885         25,238
  Flow and Specialty Products                      6,263        (1,761)          5,939         10,091
                                                --------      --------        --------       --------
        Total                                   $(27,520)     $ (1,135)       $ 12,824       $ 35,329
                                                ========      ========        ========       ========

                                               Dec. 31,     Dec. 31,       July 31,       July 31,
TOTAL ASSETS                                     2000         1999           1999           1998
------------                               --------------------------------------------------------
  Rail Products                                 $174,546     $178,355       $174,372       $151,329
  Rail Services and Systems                      205,450      191,126        172,783        174,996
  Other                                           61,561       91,519         80,722         69,999
                                                --------     --------       --------       --------
     Continuing operations                       441,557      461,000        427,877        396,324

  Flow and Specialty Products                     32,566       31,471         25,944         27,572
                                                --------     --------       --------       --------
        Total                                   $474,123     $492,471       $453,821       $423,896
                                                ========     ========       ========       ========

                                               Dec. 31,     Dec. 31,      July 31,       July 31,
DEPRECIATION AND AMORTIZATION                    2000         1999           1999           1998
-----------------------------              --------------------------------------------------------
  Rail Products                                 $ 15,229     $  6,199       $ 13,821       $ 10,465
  Rail Services and Systems                       10,457        3,995          9,613          6,002
  Other                                            6,178        1,997          4,786          4,227
                                                --------     --------       --------       --------
     Continuing operations                        31,864       12,191         28,220         20,694
  Flow and Specialty Products                      2,995        1,182          1,906          1,782
                                                --------     --------       --------       --------
        Total                                   $ 34,859     $ 13,373       $ 30,126       $ 22,476
                                                ========     ========       ========       ========

                                                Dec. 31,     Dec. 31,      July 31,       July 31,
CAPITAL EXPENDITURES                              2000         1999           1999           1998
--------------------                       --------------------------------------------------------
  Rail Products                                 $  9,995     $  8,115       $ 26,063       $ 31,484
  Rail Services and Systems                        5,269        1,870         17,377         25,320
  Other                                            2,102        3,396          7,169         10,932
                                                --------     --------       --------       --------
     Continuing operations                        17,366       13,381         50,609         67,736
  Flow and Specialty Products                      3,763        4,278          4,031          1,179
                                                --------     --------       --------       --------
        Total                                   $ 21,129     $ 17,659       $ 54,640       $ 68,915
                                                ========     ========       ========       ========

  The following table reflects revenues and long-lived assets by country. Revenues were attributed to countries based on the location of the customer (in thousands):



                                    Dec. 31,      Dec. 31,      July 31,      July 31,
REVENUES                              2000          1999          1999          1998
--------                        -------------------------------------------------------
  United States                      $503,776      $202,037      $567,956      $567,673
  Mexico                                5,753         5,306        14,374         8,467
  Canada                               32,346        21,346        65,742        48,738
  England                              11,689         2,993        12,811         7,224
  Turkey                                  361         6,612             -             -
  Other                                 9,859         1,567         4,614         2,819
                                     --------      --------      --------      --------
  Sub-total                           563,784       239,861       665,497       634,921
  Revenues from discontinued
   operations                         (81,554)      (29,584)      (74,101)      (93,620)
                                     --------      --------      --------      --------
  Total                              $482,230      $210,277      $591,396      $541,301
                                     ========      ========      ========      ========

                                     Dec. 31,      Dec. 31,      July 31,      July 31,
LONG-LIVED ASSETS                      2000          1999          1999          1998
-----------------               -------------------------------------------------------
  United States                      $219,288      $230,814      $228,500      $216,213
  Mexico                               43,543        36,773        33,665        22,787
  Canada                                9,677         9,867         9,518         9,547
  Portugal                             16,142        17,986             -             -
  England                               1,617         1,850         1,936         2,188
                                     --------      --------      --------      --------
  Total                              $290,267      $297,290      $273,619      $250,735
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

15. FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

  Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its ABC-NACO de Mexico subsidiary located in Sahagun, Mexico and its Cometna subsidiary located in Lisbon, Portugal. At December 31, 2000, the Company had approximately $5.9 million notional value of foreign currency option collar contracts outstanding with expiration dates through March, 2001, hedging manufacturing cost exposures within its ABC-NACO de Mexico subsidiary. Also at December 31, 2000, the Company had $3.6 million notional value of foreign currency forward contracts outstanding relating to forecasted U.S. dollar transactions within its Cometna, Portugal subsidiary with expiration dates through August, 2001. Under SFAS No. 80, these forward exchange contracts do not meet the requirements for hedge accounting and, accordingly, the gains and losses resulting from the impact of currency exchange rate movements on these contracts are recognized as a component of net income but were not material in the periods presented. The fair value of these contracts was an aggregate of $251,800 asset at December 31, 2000.

  From time to time, the Company enters into various interest rate swap and cap agreements for purposes of managing exposures to interest rate movements by effectively converting a portion of its debt from a floating LIBOR rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating LIBOR rate of interest. Variable rates are based on 3 month LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as
an adjustment to interest expense.   Maturity dates of interest rate swap and
cap generally match those of the underlying debt agreement. At December 31, 2000, the Company had one interest rate protection agreement outstanding which expires in 2003, and covers a notional principal amount of $25 million. The fair value of this contract was an aggregate of $282,500 liability at December 31, 2001. No such agreements were outstanding at December 31, 1999.

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


16. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Interim data for the Transition Period includes net sales, gross profits and net loss of $123.9 million, $13.2 million and $1.9 million, respectively, for the three months ended October 31, 1999, and $86.4 million, $9.7 million and $3.6 million, respectively, for the two months ended December 31, 1999. Related loss per share was $0.10 and $0.19 for the three and two month periods, respectively. The net losses and losses per share for the three and two month periods are net of income (loss) of $1.0 million ($0.05 per share) and $(2.0 million) (($0.11) per share), respectively, from discontinued operations. The two month period includes pre-tax net restructuring credits of $0.9 million.

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

(a) Includes pre-tax nonrecurring net losses (gains) of $1.6 million, $9.2 million and ($1.8 million) in the first, third and fourth quarters, respectively.

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
                                                                      =======      =======       =======     =======

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is included in
Item 4A of Part I hereof as permitted by the Instructions to 401(b) of Regulation S-K.

Directors

     The Company's Board of Directors is comprised of the following individuals:

     Daniel W. Duval. Mr. Duval, age 64, has been a director of the Company since February 1999. Prior thereto, Mr. Duval served as a director of NACO, Inc. since 1995. Mr. Duval was President and Chief Executive Officer and a director of Robbins & Myers, Inc., a manufacturer of fluid management equipment for process industries, from 1986 to 1998 and was Vice Chairman and a director until his retirement from Robbins & Myers, Inc. on December 31, 1999. Prior to that time, Mr. Duval was President and Chief Operating Officer of Midland-Ross Corporation, a diversified industrial manufacturing company. Mr. Duval also serves as a director of Arrow Electronics Inc., Gosiger, Inc., National City and The Manitow Co. Inc.

     Jean-Pierre M. Ergas. Mr. Ergas, age 61, has served as a director of the Company since February 1999. Prior thereto, Mr. Ergas served as director of ABC Rail Products Corporation since July 1995. Since January 1, 2000, Mr. Ergas has been Chairman and Chief Executive Officer of BWAY Corporation, a manufacturer of metal containers. Prior to that time, Mr. Ergas was the Executive Vice President of Alcan Aluminum Limited ("Alcan"), an international manufacturer of aluminum. From June 1995 to January 1996, Mr. Ergas served as Senior Advisor to the Chief Executive Officer of Alcan. During 1994, Mr. Ergas served as a trustee in residence of DePaul University. From 1991 to 1993, Mr. Ergas served as Chairman and Chief Executive Officer of American National Can Company ("ANC"), a manufacturer of consumer goods packaging. From 1989 to 1991, Mr. Ergas served as Chief Executive Officer of ANC. Mr. Ergas also serves as a director of Brockway Standard Inc. and Dover Corporation.

     Donald W. Grinter. Mr. Grinter, age 64, served as Chairman of the Board of the Company from February 1999 until July 2000. Mr. Grinter served as a director of ABC Rail Products Corporation from 1991 until February 1999 and as Chief Executive Officer and Chairman of the Board of ABC Rail Products Corporation from December 1993 until February 1999. From August 1991 until December 1993, Mr. Grinter served as President and Chief Executive Officer of ABC Rail Products Corporation and from August 1989 until August 1991, he served as President and Chief Operating Officer of ABC Rail Products Corporation. From June 1987 until August 1989, Mr. Grinter was President of the Supermarket Group of Hussmann Corporation, a commercial refrigerator company. Hussmann Corporation is a subsidiary of IC Industries (now PepsiAmericas, Inc.), the parent company of Abex Corporation ("Abex"), a diversified industrial manufacturing company, from which ABC Rail Products Corporation purchased substantially all of its assets in 1989. Mr. Grinter served as an Executive Vice President of Abex from June 1984 until June 1987.

     Vaughn W. Makary. Mr. Makary, age 51, was elected Chief Executive Officer, President and a Director of the Company in April, 2001. Mr. Makary served as President and Chief Operating Officer of the Company from February, 1999 to April, 2001. He also served as President and Chief Operating Officer of NACO from 1988 to February, 1999, and as a director of NACO from 1993 to February, 1999.

     James E. Martin. Mr. Martin, age 74, has served as a director of the Company since February 1999. Prior thereto, Mr. Martin served as a director of ABC Rail Products Corporation since July 1995. From May 1995 until December 1995, Mr. Martin served as the Senior Vice President, Operations of Chicago and North Western Railway Company, a freight railway company. From April 1994 to May 1995, he served as Executive Vice President, Operations of Chicago and North Western Transportation Company. From 1989 to March 1994, Mr. Martin was the President of The Belt Railway Company of Chicago. From April 1983 to December 1988, Mr. Martin served as President/Chief Operating Officer of Illinois Central Railroad.

     Willard H. Thompson. Mr. Thompson, age 72, has served as a director of the Company since February 1999. Prior thereto, Mr. Thompson served as a director of NACO, Inc. since 1988. Mr. Thompson has been an owner and a senior transport consultant of Transport Specialty Group of California, Inc., a transportation consulting company, since 1988. Mr. Thompson has also served as a railroad transport/intermodal specialist for the World Bank.

     Richard A. Drexler. Mr. Drexler, age 53, has served as a director of the Company since February 1999. Prior thereto, Mr. Drexler served as a director of NACO, Inc. since 1995. Since 1993, Mr. Drexler has served as Chairman, Chief Executive Officer and President of Allied Products Corporation.

     George W. Peck IV. Mr. Peck, age 69, has served as a director of the Company since February 1999. Prior thereto, Mr. Peck served as a director of ABC Rail Products Corporation since August 1991. Mr. Peck served as a principal of Kohlberg & Co., L.L.C., a New York merchant banking firm ("Kohlberg"), from 1987 to 1997 and as a special limited principal with Kohlberg from 1997 to present. From 1963 to 1987, Mr. Peck was a Director and Vice President of Canny, Bowen Inc., an executive recruiting firm. Mr. Peck serves as a director of Simplicity Manufacturing Company.

Board of Directors Meetings and Committees

     The Board of Directors held six (6) meetings in 2000. The Company has standing Audit and Compensation Committees. The Company does not have a Nominating Committee.

     Audit Committee. The Audit Committee is responsible for recommending annually to the Board of Directors the appointment of the Company's independent public accountants; discussing and reviewing the scope and the fees of the prospective annual audit; reviewing the results thereof with the Company's independent public accountants; reviewing compliance with existing major accounting and financial policies of the Company; reviewing the adequacy of the Company's financial organization; reviewing management's procedures and policies relative to the adequacy of the Company's internal accounting controls and compliance with federal and state laws relating to accounting practices; reviewing and approving (with the concurrence of a majority of the Company's independent directors) transactions, if any, with affiliated parties; and performing such other duties as set forth in the "Audit Committee Charter," a copy of which is attached as Exhibit A to this proxy statement. The Audit Committee is currently comprised of Messrs. Ergas (Chairman), Drexler and Martin, each of whom is an "independent director," as that term is defined by the applicable rules of the National Association of Securities Dealers, Inc.
The Audit Committee held six (6) meetings in 2000.

     Compensation Committee. The Compensation Committee is responsible for establishing the Company's executive officer compensation policies and for administering these policies. The Compensation Committee is currently comprised of Messrs. Duval (Chairman), Peck and Thompson. The Compensation Committee held four (4) meetings in 2000.

     During 2000, each of the Company's current directors attended at least 75% of the meetings of the Board of Directors and the Committees on which he served (during the period that he served).

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

     Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and written representations from the executive officers and directors that no other reports were required, the Company believes that all of such reports were filed on a timely basis by executive officers and directors during 2000, except that (i) Mr. Daniel W. Duval, a director, filed a single late Form 4 in connection with one open market purchase of 1,000 shares of common stock, and (ii) Mr. Joseph A. Seher, former Chairman of the Board and Chief Executive Officer, filed a single late Form 4 in connection with an open market purchase of 4,200 shares of common stock.

ITEM 11  EXECUTIVE COMPENSATION

Compensation of Directors

     During 2000, the Company's directors who were not receiving compensation as officers or employees of the Company were paid an annual retainer of $25,000 and a fee of $1,500 per day for attending each meeting of the Board of Directors and each meeting of any committee of which they were a member. All directors are reimbursed for expenses incurred in connection with their attendance at Board of Directors and committee meetings. Non-employee directors are eligible to participate in the Company's 1999 Omnibus Stock Plan, and in 2000, each non-employee director was granted stock options to purchase 5,000 shares of the Company's common stock at an exercise price of $6.3203 per share.

                             EXECUTIVE COMPENSATION

Summary

     The following table shows the compensation of the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries for the periods shown below.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                  Annual Compensation                                    Compensation
                              -------------------------------------------------------------------------------------------------
                                                                                            Awards
                                                                                     ------------------
                                                                                          Securities
                                     Fiscal Year /                                        Underlying           All Other
Name and Principal Position      Transition Period (1)     Salary ($)      Bonus ($)      Options (#)     Compensation ($) (2)
-------------------------------------------------------------------------------------------------------------------------------
Joseph A. Seher                                    2000        505,623              0            35,000                   2,450
(Former Chairman of the Board              8/99 - 12/99 (3)    188,657              0                 0                   3,267
 and
Chief Executive Officer)(7)                        1999 (4)    209,925        173,488                 0                       0
                                                   1998            N/A            N/A               N/A                     N/A

Donald W. Grinter                                  2000        200,421              0            35,000                 254,120
(Former Chairman of the                    8/99 - 12/99 (3)    139,903              0                 0                       0
Board)                                             1999        315,000        111,510            35,000                   8,592
                                                   1998        301,664        197,280                 0                   8,592

Vaughn W. Makary (6)                               2000        380,160              0            35,000                   6,970
Chief Executive                            8/99 - 12/99 (3)    158,400              0                 0                       0
Officer                                            1999 (4)    162,398        112,147            35,000                   5,229
                                                   1998            N/A            N/A               N/A                     N/A

John W. Waite                                      2000        319,242              0            35,000                   6,871
Executive Vice President and               8/99 - 12/99 (3)    118,248              0                 0                       0
Chief Administrative Officer                       1999 (4)    132,285         80,351            35,000                   4,787
                                                   1998            N/A            N/A               N/A                     N/A

James P. Singsank (5)                              2000        188,855              0            20,000                   6,917
Senior Vice President and                  8/99 - 12/99 (3)     71,485              0                 0                   2,099
Chief Financial Officer                            1999        145,268         37,949            20,000                   4,461
                                                   1998            N/A            N/A               N/A                     N/A

_______________

(1)  In 1999, the Company changed its fiscal year-end to December 31 from July
     31. In accordance with the rules of the Securities and Exchange Commission, compensation information is presented for the most recent full fiscal year (January 1, 2000 to December 31, 2000, referred to as "2000"), the transition period (August 1, 1999 to December 31, 1999, referred to as "8/99 - 12/99" or the "Transition Period"), and the two prior full fiscal years (August 1, 1998 to July 31, 1999, referred to as "1999," and August 1, 1997 to July 31, 1998, referred to as "1998").

(2) Amounts shown for all persons other than Mr. Grinter represent employer matching contributions under the Company's Savings and Investment 401(k) Plan (the "401(k) Plan"). Amounts shown for Mr. Grinter include (i) $4,092 in 2000, 1999 and 1998 for premiums paid on a life insurance policy on Mr. Grinter's life, of which Mr. Grinter's spouse is the beneficiary; (ii) employer matching contributions in 2000, 1999 and 1998 of $7,400, $4,500 and $4,500, respectively, under the 401(k) Plan; and (iii) $184,534 in 2000 pursuant to the Company's severance program and $62,186 in 2000 from a non-qualified deferred compensation program.

(3) Amounts shown in the salary column represent compensation paid for the Transition Period. No bonuses were paid to the named executive officers for the Transition Period. Salary paid for the twelve-month period ended December 31, 1999 to the named executive officers was in order of appearance $462,126, $319,903, $373,075, $314,052, and $163,418
     respectively.

(4) Information for Messrs. Seher, Makary and Waite in 1999 reflects only compensation paid to such persons by the Company after February 19, 1999 (the effective date of the merger between ABC and NACO, Inc., referred to as the "Merger"). Prior to the Merger, such persons were directors and/or executive officers of NACO, and not the Company, and, accordingly, no compensation information is reflected in the table for such persons prior to the Merger in 1999 or in 1998.

(5) James P. Singsank became Senior Vice President and Chief Financial Officer of the Company on July 6, 1999 and, accordingly, no compensation information is reflected in the table for Mr. Singsank in 1998.

(6) Vaughn W. Makary was elected Chief Executive Officer, President and a Director of the Company in April, 2001. Mr. Makary served as President and Chief Operating Officer of the Company from February, 1999 to April, 2001.

(7) Joseph A. Seher resigned as Chairman of the Board and Chief Executive Officer in April 2001.

Option Grants in 2000

  The following table sets forth certain information as to options to purchase common stock granted to the named executive officers during 2000, and the potential realizable value of each grant of options, assuming that the market price of the underlying common stock appreciates in value during the ten-year option term at annualized rates of 5% and 10%.

                             OPTION GRANTS IN 2000

                                                     Individual Grants                      Potential Realizable
                               -----------------------------------------------------------
                                                                                               Value at Assumed
                                    Number of        Percent of                                Annual Rates of
                                   Securities      Total Options     Exercise                    Stock Price
                                   Underlying        Granted to      or Base                   Appreciation for
                                     Options        Employees in      Price     Expiration     Option Term (3)
Name and Principal Position       Granted (1) (#)       2000        ($/Sh) (2)    Date          5% ($)   10% ($)
-------------------------------------------------------------------------------------------------------------------
Joseph A. Seher                          35,000             10.39%    6.95230      6/21/10        153,031   387,806
Donald W. Grinter                        35,000             10.39%    6.32030      6/21/10        139,119   352,552
Vaughn W. Makary                         35,000             10.39%    6.32030      6/21/10        139,119   352,552
John W. Waite                            35,000             10.39%    6.32030      6/21/10        139,119   352,552
James P. Singsank                        20,000              5.93%    6.32030      6/21/10         79,497   201,458

_______________

(1) All options granted in 2000 to the named executive officers were made pursuant to the Company's 1999 Omnibus Stock Plan. All such options become exercisable in annual cumulative installments of 33 1/3%, commencing one year from date of grant, with full vesting occurring on the third anniversary date of the date of grant. Vesting may be accelerated as a result of certain changes in control of the Company.

(2) All options were granted at market value on the date of grant, based on the closing price of the common stock on the Nasdaq NMS as reported in The Wall Street Journal except for "substantial stockholders," as defined in Section 7 of the 1999 Omnibus Stock Plan, who are provided option grants with an exercise price equal to the FMV plus 10%.

(3) Potential realizable value is reported net of the option exercise price but before taxes associated with exercise. These amounts assume annual compounding results in total appreciation of approximately 63% (5% per year) and approximately 159% (10% per year). There can be no assurance that the amounts reflected in this table will be achieved.

Option Exercises in 2000

  The table below sets forth certain information as to the value of unexercised options held by each of the named executive officers as of December 31, 2000. No named executive officer exercised any options in 2000.

                      AGGREGATED OPTION EXERCISES IN 2000
                       AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities          Value of Unexercised In-
                                                       Underlying Unexercised          The-Money Options at
                                                       Options at Fiscal Year-End     Fiscal Year-End ($) (1)
                                                    ---------------------------------------------------------------
                            Shares
                          Acquired on      Value
                         Exercise (#)     Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
                        --------------------------------------------------------------------------------------------
Joseph A. Seher                 -             -             -           35,000              -                -
Donald W. Grinter               -             -       103,667           58,333              -                -
Vaughn W. Makary                -             -        11,667           58,333              -                -
John W. Waite                   -             -        11,667           58,333              -                -
James P. Singsank               -             -        36,667           33,333              -                -

_______________

(1) Represents the difference between $5.92 (the average of the high and low sale prices of the common stock on the Nasdaq NMS as reported in The Wall Street Journal on December 31, 2000) and the option exercise price, multiplied by the number of shares of common stock covered by the options held.

Severance and Other Arrangements

         The Company has severance and change in control arrangements with Messrs. Seher, Makary, Waite, and Singsank (the "Executives"). Each arrangement provides, among other things, that if the Company terminates an Executive's employment other than for cause (as defined in the agreement), the Company will be obligated to pay the Executive the following amounts as severance: (1) two times the Executive's base salary as of the termination date; (2) the Executive's pro rata bonus for the year in which he is terminated; and (3) certain car allowances and outplacement service fees. In addition, the Company shall continue the Executive's medical benefits and insurance coverage until the earlier of the date the Executive reaches age 65 and the date, if applicable, at which the Executive receives similar benefits from a new employer. If an Executive is terminated by the Company other than for cause or the Executive terminates his employment with the Company for good reason (as defined in the agreement) within three years of a change in control (as defined in the agreement), the Executive will be entitled to all of the foregoing severance payments and benefits plus the larger of (A) two times the average bonus paid to the Executive during the two fiscal years prior to his termination and (B) two times the bonus the Executive otherwise would have earned based on the Executive's current salary multiplied by the targeted bonus percentage for the Executive for the year in which he was terminated. If severance payments to an Executive would result in the imposition of an excise tax on the payments, the Company will also reimburse the Executive for the excise tax plus the income and excise taxes thereon.

                  EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     During 2000, the Compensation Committee was comprised of Daniel W. Duval (Chairman), George W. Peck, IV and Willard H. Thompson. No executive officer of the Company served as a member of the compensation committee or as a director of any other entity that has an executive officer who serves on the Compensation Committee or is a director of the Company.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the beneficial ownership of shares of common stock of each person or group known to the Company as of March 9, 2001 to be the beneficial owner of more than 5% of any class of the Company's voting securities. Each beneficial owner has sole investment and voting power with respect to the shares of common stock set forth below.

                                                                                  Common Stock Beneficially
                                                                                   Owned on March 9, 2001

                                                                             Number of        Percent of Class
Name and Address of Beneficial Owner                                           Shares             Outstanding
----------------------------------------------------------------------------------------------------------------------
State of Wisconsin Investment Board..................................        1,125,000 (1)                       5.66%
P.O. Box 7842
Madison, WI  53707

State Street Research and Management Co..............................        1,285,700 (2)                       6.47%
One Financial Center
Boston, MA  02111

Wellington Management Company, LLP...........................                1,294,400 (3)                       6.51%
75 State Street
Boston, MA  02109

ICM Asset Management, Inc..........................................          1,403,105 (4)                       7.10%
601 W. Main Avenue, Suite 600
Spokane, WA  99201

ING Furman Selz Investors                                                    3,333,333 (5)                      16.87%
55 E. 52/nd/ Street
New York, NY 10055-0002

_____________
(1) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 by State of Wisconsin Investment Board.

(2) Based on information provided to the Company on March 16, 2001 by an outside service bureau.

(3) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 by Wellington Management Company, LLP.

(4) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 6, 2001 by ICM Asset Management, Inc.

(5) Represents 300,000 shares of Series B preferred stock convertible into 3,333,333 shares of common stock, which are owned by various funds managed by ING Furman Selz Investors or its affiliates.

     The following table sets forth information as of March 9, 2001 as to the beneficial ownership of shares of common stock of each director, each nominee for director, and each named executive officer, individually, and all directors and executive officers of the Company, as a group. In general, "beneficial ownership" includes those shares that a director, director nominee or executive officer has the power to vote or transfer, as well as (1) shares that may be obtained within 60 days by any such person upon the exercise of options and (2) shares owned by immediate family members that reside with any such person. Except as otherwise indicated in the footnotes to the table, each individual has sole investment and voting power with respect to the shares of common stock set forth below.

                                                              Common Stock Beneficially Owned
                                                                      on March 9, 2001
                                                     --------------------------------------------------
                                                                                     Percent of Class
     Name of Beneficial Owner                        Number of Shares                  Outstanding
     --------------------------------------------------------------------------------------------------
     Richard A. Drexler                                            22,400(1)                 *
     Daniel W. Duval                                               24,000(2)                 *
     Jean-Pierre M. Ergas                                          30,000(3)                 *
     Donald W. Grinter                                            354,367(4)                1.67%
     Vaughn W. Makary                                             486,538(5)                2.31%
     James E. Martin                                               42,000(6)                 *
     George W. Peck IV                                             23,000(7)                 *
     Joseph A. Seher                                            4,987,424(8)               23.63%
     James P. Singsank                                             54,000(9)                 *
     Willard H. Thompson                                           17,314(10)                *
     John W. Waite                                                356,068(11)               1.69%
     All directors and executive officers as a                  6,397,111(1)               30.31%
     group (14 persons)

_______________
*     Less than one percent of the Company's outstanding common stock.

(1) Includes 5,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(2) Includes 2,000 shares owned of record by his spouse and 5,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(3) Includes 15,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(4) Includes 127,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(5) Includes 35,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(6) Includes 12,000 shares held in an irrevocable trust created for the benefit of Mr. Martin's grandchildren, with respect to which Mr. Martin shares investment power with the trustee, who is his daughter. Also includes 15,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(7) Includes 15,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(8) Includes 2,436,000 shares held by the Seher Family Limited Partnership, for which Mr. Seher and his wife, are the sole general partners and which Mr. Seher, his wife, the Deborah Jill Seher Trust, and the Amy Marie Seher Trust are sole limited partners. Such shares are owned indirectly through Mr. Seher's position as the general partner in the Seher Family Limited Partnership. Also includes 11,667 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(9) Includes 50,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(10) Includes 5,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

(11) Includes 35,000 shares subject to outstanding options which are exercisable as of or within 60 days of April 26, 2001.

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

  3. Exhibits

 Exhibit No.                                             Description
 -----------       --------------------------------------------------------------------------------------------
3.1                Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to
                   Registrant's Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

3.2                Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Registrant's
                   Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000) (SEC File No. 0-22906).

3.3                Certificate of Designation, Preferences and Rights of Series A Junior Participating
                   Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996)
                   (SEC File No. 0-22906).

3.4                Certificate of Correction of Certificate of Designation of the Company (Incorporated by
                   reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the
                   quarter ended October 31, 1996) (SEC File No. 0-22906).

3.5                Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible
                   Preferred Stock of the Company, dated March 8, 2000. (Incorporated by reference to Exhibit
                   3.5 to the Registrant's Transition Report on Form 10-K for the five months ended
                   December 31, 1999) (SEC File No. 0-22906).

4.1                Restated Certificate of Incorporation, as amended  (See Exhibit 3.1 above).

4.2                Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).
                   (SEC File # 0-22906).

4.3                Rights Agreement, dated as of September 29, 1995 between the Company and LaSalle National
                   Trust, N.A., as Rights Agent (the "Rights Agreement"), which includes the Form of
                   Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the
                   Summary of Stockholder Rights Plan (Incorporated by reference to Exhibit 4.2 to the
                   Registrant's Current Report on Form 8-K dated October 2, 1995) (SEC File No. 0-22906).

4.4                Amendment No. 1 to the Rights Agreement Dated November 15, 1996 (Incorporated by
                   Reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
                   Quarter ended October 31, 1996) (SEC File No. 0-22906).

4.5                Amendment No. 2 to the Rights Agreement Dated September 17, 1998 (Incorporated by
                   Reference to Exhibit 4.1 to the Registrant's Form 8-A/A on September 24, 1998 (SEC
                   File No. 0-22906).

4.6                Amendment No. 3 to the Rights Agreement Dated March 8, 2000 (Incorporated by reference to Exhibit 4.5 to the
                   Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

4.7                Indenture, dated January 15, 1997, (the "Indenture") from the Registrant to First Trust of Illinois, National
                   Association, as Trustee (Incorporated by reference to Exhibit 4.5 in the Registrant's Registration Statement on
                   Form S-3 filed with the Securities and Exchange Commission on November 15, 1996) (SEC File No. 333-16241).

4.8                First Supplemental Indenture to the Indenture (Incorporated by reference to Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997)
                   (SEC File No. 0-22906).

4.9                Officer's Certificate dated as of January 28, 1997, pursuant to Section 301 of the Indenture
                   (Incorporated by Reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on January 31, 1997 (SEC File No. 0-022906).

4.10               Form of Senior Subordinated Note due 2004 (Incorporated by reference to Exhibit 4.2 to the Registrant's
                   Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 1997)
                   (SEC File No. 0-22906).

4.11               Second Supplemental Indenture to the Indenture (Incorporated by reference to the Registrant's Current
                   Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 1997)
                   (SEC File No. 0-22906).

4.12               Officer's Certificate dated as of December 17, 1997 pursuant to Section 301 of the Indenture
                   (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities Exchange Commission on December 24, 1997) (SEC File No 0-22906).

4.13               Form of Senior Subordinate Note, Series B due 2004 (Incorporated by reference to Exhibit 4.2 to the
                   Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1997
                   (SEC File No. 0-22906).

4.14               Third Supplemental Indenture to the Indenture (Filed herewith).

4.15               New Credit Agreement, dated February 19, 1999 between the Company and a syndicate of financial institutions (Incorporated by reference to Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

4.16               Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit
                   Agreement, dated as of February 19, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit
                   4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

4.17               Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the
                   Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.  (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the
                   quarter ended October 31, 1999.)

4.18               Amendment to Amended and Restated Credit Agreement, entered into as of  October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National
                   Association, individually and as agent for the benefit of the lenders under the Credit
                   Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended October 31, 1999.)

  Exhibit No.                            Description
  -----------      ----------------------------------------------------------
4.19               Second Amended and Restated Credit Agreement, entered into as of March 8, 2000, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement.
                   (Filed herewith as Exhibit 4.16.) (Incorporated by reference to Exhibit
                   4.16 to the Registrant's Transition Report on Form 10-K for the
                   five months ended December 31, 1999) (SEC File No. 0-22906).

4.20               Third Amended and Restated Credit Agreement, entered into as of October 30,
                   2000, by and amend the Company and certain of its affiliates, and Bank of
                   America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2000.)

10.1               Stock Option Plan dated July 1, 1993 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 originally filed with the
                   Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

10.2               ABC Rail Corporation Master Savings Trust (Incorporated by reference to Exhibit
                   10.2 to Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No.33-70242).

10.3               ABC Rail Corporation Savings and Investment Plan, as amended and restated effective as of May 1, 1988 (Incorporated by reference to Exhibit 10.3 to the Registrant's
                   Registration Statement on Form S-1 originally filed with the Securities and
                   Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

10.4               1994 Director Stock Option Plan (Incorporated by reference to the same numbered
                   Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No. 0-22906).

10.5               Amendment No. 1 to 1994 Director Stock Option Plan (Incorporated by reference to
                   Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996) (SEC File No. 0-22906).

10.6               Form of option agreement evidencing options granted pursuant to the Stock Option Plan listed as Exhibit 10.1 above (Incorporated by reference to Exhibit 10.6 to the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994)
                   (SEC File No. 0-22906).

10.7               1994 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the
                   Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

10.8               Registration Rights Agreement, dated as of February 19, 1999, by and among the Company and certain affiliates of NACO listed as parties thereto (Incorporated by reference to
                   Exhibit 10.1 to the Quarterly Report of Form 10-Q for the quarter ended January 31,
                   1999) (SEC File No. 0-22906).

10.9               Form of Amended and Restated Severance Agreement, dated as of
                   February 19, 1999, entered into between the Company and each of Joseph A. Seher, Vaughn W. Makary, Wayne R. Rockenbach and
                   John W. Waite (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q for the quarter ended
                   January 31, 1999) (SEC File No. 0-229 06).

10.10 Form of Stock Purchase Agreement entered into between NACO and certain of its employees (Incorporated by reference to Exhibit 10.3 filed to Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No. 0-22906).

10.11              Wheelset Supply and Services Agreement, dated as of November
                   9, 1999, between the Company and Union Pacific Railroad
                   Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on
                   November 18, 1999) (SEC File No . 0-22906)

10.12 ABC-NACO Inc. 1999 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.12 to the Registrant's Transition
                   Report on Form 10-K for the five months ended December 31,
                   1999) (SEC File No. 0-22906).

10.13              Investors Rights Agreement by and among ABC-NACO Inc., Furman
                   Selz Investors II L.P., FS Employee Investors LLC, and FS
                   Parallel Fund L.P., Dated as of March 8, 2000 (Incorporated by reference to Exhibit 10.13 to the Registrant's Transition
                   Report on Form 10-K for the five months ended December 31,
                   1999) (SEC File No. 0-22906).

10.14 Consulting Agreement dated as of February 23, 2001 between the Company and Richard A. Drexter (filed herewith).

10.15 Severance Agreement dated July 1, 2000 entered into between the Company and Donald W. Grinter (filed herewith).

10.16 Severance Agreement dated April 1, 2001 entered into between the Company and Joseph A. Seher (filed herewith).

10.17 Asset Purchase Agreement, dated as of April 17, 2001 by and among ABC-NACO Inc., NACO, Inc., National Castings Inc., NACO
                   Flow Products, Inc., BuyMetalCastings, Inc., National
                   Engineered Products Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current Report on Form 8-K filed with the SEC on April 19, 2001) (SEC File No. 0-22906).

10.18              Exchange Agreement, dated as of April 17, 2001, between the
                   Company and Furman Selz Investors II L.P., FS Employee
                   Investors LLC, FS Parallel Fund L.P. (Incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K filed with the SEC on April 19, 2001) (SEC File No.
                   0-22906).

10.19              Series C Preferred Stock and Common Stock Warrant Purchase
                   Agreement, dated April 17, 2001, between the Company and
                   Furman Selz Investors II L.P., FS Employee Investors LLC, FS
                   Parallel Fund L.P. (Incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the SEC on April 19, 2001) (SEC File No. 0-22906).

21.1               Subsidiaries of the Registrant (filed herewith).

23.1               Consent of Independent Public Accountants of Registrant
                   (filed herewith).

24.1 Powers of Attorney (Incorporated by reference to Exhibit 24.1 to the Registrant's Original Form 10-K for the fiscal year ended December 31, 2000) (SEC File No. 0-22906).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated April 30, 2001            ABC-NACO Inc.
                                (Registrant)

                                 /s/ Vaughn W. Makary
                                ---------------------
                                Vaughn W. Makary
                                Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2001:

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
Richard A. Drexler                                 Willard H. Thompson
Director                                           Director


By:   /s/    J.P. Singsank
    -----------------------
J.P. Singsank
Attorney-in-Fact for the designated
officers and directors pursuant to powers
of attorney filed as exhibits to the
original Form 10-K.

                                Exhibit Index

3.1                Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Registrant's
                   Current Report on Form 8-K dated February 19, 1999) (SEC File No. 0-22906).

3.2                Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on
                   Form 10-Q for the Quarter ended March 31, 2000) (SEC File No. 0-22906).

3.3                Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the
                   Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the
                   quarter ended October 31, 1996) (SEC File No. 0-22906).

3.4                Certificate of Correction of Certificate of Designation of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996) (SEC File No. 0-22906).

3.5                Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the
                   Company, dated March 8, 2000. (Incorporated by reference to Exhibit 3.5 to the Registrant's Transition Report on
                   Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

4.1                Restated Certificate of Incorporation, as amended  (See Exhibit 3.1 above).

4.2                Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999). (SEC File # 0-22906).

4.3                Rights Agreement, dated as of September 29, 1995 between the Company and LaSalle National Trust, N.A., as Rights
                   Agent (the "Rights Agreement"), which includes the Form of Certificate of Designation, Preferences and Rights,
                   the Form of Rights Certificate and the Summary of Stockholder Rights Plan (Incorporated by reference to Exhibit
                   4.2 to the Registrant's Current Report on Form 8-K dated October 2, 1995) (SEC File No. 0-22906).

4.4                Amendment No. 1 to the Rights Agreement Dated November 15, 1996 (Incorporated by Reference to Exhibit 4.1 to the
                   Registrant's Quarterly Report on Form 10-Q for the Quarter ended October 31, 1996) (SEC File No. 0-22906).

4.5                Amendment No. 2 to the Rights Agreement Dated September 17, 1998 (Incorporated by Reference to Exhibit 4.1 to the
                   Registrant's Form 8-A/A on September 24, 1998 (SEC File No. 0-22906).

4.6                Amendment No. 3 to the Rights Agreement Dated March 8, 2000 (Incorporated by reference to Exhibit 4.5 to the
                   Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

4.7                Indenture, dated January 15, 1997, (the "Indenture") from the Registrant to First Trust of Illinois, National
                   Association, as Trustee (Incorporated by reference to Exhibit 4.5 in the Registrant's Registration Statement on
                   Form S-3 filed with the Securities and Exchange Commission on November 15, 1996) (SEC File No. 333-16241).

4.8                First Supplemental Indenture to the Indenture (Incorporated by reference to Exhibit 4.1 to the Registrant's
                   Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997)
                   (SEC File No. 0-22906).

4.9                Officer's certificate dated as of January 28, 1997, pursuant to Section 301 of the Indenture
                   (Incorporated by Reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on January 31, 1997 (SEC File No. 0-022906).

4.10               Form of Senior Subordinated Note due 2004 (Incorporated by reference to Exhibit 4.2 to the Registrant's
                   Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 1997)
                   (SEC File No. 0-22906).

4.11               Second Supplemental Indenture to the Indenture (Incorporated by reference to the Registrant's Current
                   Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 1997)
                   (SEC File No. 0-22906).

4.12               Officer's Certificate dated as of December 17, 1997 pursuant to Section 301 of the Indenture
                   (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities Exchange Commission on December 24, 1997) (SEC File No 0-22906).

4.13              Form of Senior Subordinate Note, Series B due 2004 (Incorporated by reference to Exhibit 4.2 to the
                  Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1997
                  (SEC File No. 0-22906).

4.14              Third Supplemental Indenture to the Indenture (Filed herewith).

4.15               New Credit Agreement, dated February 19, 1999 between the Company and a syndicate of financial institutions
                   (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 19, 1999)
                   (SEC File No. 0-22906).

4.16               Amendment, Waiver and Release Agreement, dated as of October 12, 1999, to Credit Agreement, dated as of February
                   19, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

4.17               Amended and Restated Credit Agreement, entered into as of October 29, 1999, between the Company and certain of its affiliates and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended October 31, 1999.)

4.18               Amendment to Amended and Restated Credit Agreement, entered into as of October 29, 1999, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.)

4.19               Second Amended and Restated Credit Agreement, entered into as of March 8, 2000, by and among the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement. (Filed herewith as Exhibit 4.16.) (Incorporated by reference to Exhibit
                   4.16 to the Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File
                   No. 0-22906).

4.20               Third Amended and Restated Credit Agreement, entered into as of October 30, 2000, by and amend the Company and certain of its affiliates, and Bank of America National Association, individually and as agent for the benefit of the lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 2000.)

10.1               Stock Option Plan dated July 1, 1993 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
                   Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File
                   No. 33-70242).

10.2               ABC Rail Corporation Master Savings Trust (Incorporated by reference to Exhibit 10.2 to Registrant's Registration
                   Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File
                   No.33-70242).

10.3               ABC Rail Corporation Savings and Investment Plan, as amended and restated effective as of May 1, 1988
                   (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on October 12, 1993) (SEC File No. 33-70242).

10.4               1994 Director Stock Option Plan (Incorporated by reference to the same numbered Exhibit 10.18 filed with the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No. 0-22906).

10.5               Amendment No. 1 to 1994 Director Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's
                   Annual Report on Form 10-K for the fiscal year ended July 31, 1996) (SEC File No. 0-22906).

10.6               Form of option agreement evidencing options granted pursuant to the Stock Option Plan listed as Exhibit 10.1 above (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994) (SEC File No. 0-22906).

10.7               1994 Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on
                   Form S-1 originally filed with the Securities and Exchange Commission on April 13, 1994) (SEC File No. 33-77652).

10.8               Registration Rights Agreement, dated as of February 19, 1999, by and among the Company and certain affiliates of
                   NACO listed as parties thereto (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10-Q
                   for the quarter ended January 31, 1999) (SEC File No. 0-22906).

10.9               Form of Amended and Restated Severance Agreement, dated as of February 19, 1999, entered into between the Company and each of Joseph A. Seher, Vaughn W. Makary, Wayne R. Rockenbach and John W. Waite (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC File No.
                   0-22906).

10.10              Form of Stock Purchase Agreement entered into between NACO and certain of its employees (Incorporated by reference to Exhibit 10.3 filed to Quarterly Report of Form 10-Q for the quarter ended January 31, 1999) (SEC
                   File No. 0-22906).

10.11              Wheelset Supply and Services Agreement, dated as of November 9, 1999, between the Company and Union Pacific
                   Railroad Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 18, 1999) (SEC File No. 0-22906)

10.12              ABC-NACO Inc. 1999 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.12 to the Registrant's Transition
                   Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

10.13              Investors Rights Agreement by and among ABC-NACO Inc., Furman Selz Investors II L.P., FS Employee Investors LLC,
                   and FS Parallel Fund L.P., Dated as of March 8, 2000 (Incorporated by reference to Exhibit 10.13 to the
                   Registrant's Transition Report on Form 10-K for the five months ended December 31, 1999) (SEC File No. 0-22906).

10.14              Consulting Agreement dated as of February 23, 2001 between the Company and Richard A. Drexter (filed herewith).

10.15              Severance Agreement dated July 1, 2000 entered into between the Company and Donald W. Grinter (filed herewith).

10.16              Severance Agreement dated April 1, 2001 entered into between the Company and Joseph A. Seher (filed herewith).

21.1               Subsidiaries of the Registration (filed herewith).

23.1               Consent of Independent Public Accountants of Registrant (filed herewith).

24.1               Powers of Attorney (filed herewith).