Form 10-Q
period 2001-03-31
ABC NACO INC
filed 2001-05-15
CIK 913364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       MARCH  31,  2001                                     0-22906
-----------------------                                ---------------
 For  the  Quarterly  Period  Ended                 Commission  File  Number


                                  ABC-NACO INC.
             (Exact name of registrant as specified in its charter)


 Delaware                                                   36-3498749
----------                                               -----------------
 (State  or  other  jurisdiction  of                     (I.R.S.  Employer
 incorporation  or  organization)                  Identification  Number)


                  335 Eisenhower Lane South, Lombard, IL 60148
                  --------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant's  telephone  number,  including  area  code (630)  792-2010
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                Outstanding  at  May  11, 2001
----------------------                     ------------------------------
COMMON  STOCK,$.01 PAR VALUE                    19,872,242  SHARES

                                               ABC-NACO INC.
                                        CONSOLIDATED BALANCE SHEETS

 (In  thousands,  except  share  data)


                                                                                  As of         As of
                                                                                March 31,    December 31,
                                   ASSETS                                         2001           2000
-----------------------------------------------------------------------------  -----------  --------------
                                                                               (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $      654   $       2,211
  Account receivable, less allowance of $2,204 and $8,322, respectively            59,000          76,422
  Inventories                                                                      88,270         101,470
  Prepaid expenses and other current assets                                         3,448           3,753
                                                                               -----------  --------------
    Total current assets                                                          151,372         183,856
                                                                               -----------  --------------


PROPERTY, PLANT AND EQUIPMENT                                                     228,463         236,935

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                                         9,781           9,148

OTHER NONCURRENT ASSETS                                                            45,521          44,184
                                                                               -----------  --------------
  Total assets                                                                 $  435,137   $     474,123
                                                                               ===========  ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
CURRENT LIABILITIES:
  Cash overdrafts                                                              $    1,400   $       3,117
  Current maturities of long-term debt and debt in technical default              245,606         258,247
  Accounts payable                                                                 78,581          80,355
  Accrued expenses                                                                 40,175          41,790
                                                                               -----------  --------------
    Total current liabilities                                                     365,762         383,509
                                                                               -----------  --------------


LONG-TERM DEBT, less current maturities and debt in technical default              10,148          10,749

OTHER NONCURRENT LIABILITIES                                                       18,120          17,756

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $1.00 par value; 1,000,000 shares authorized;
       300,000 shares issued and outstanding                                       28,425          28,425
  Common stock, $.01 par value; 25,000,000 shares authorized; 19,872,242
       shares issued and outstanding                                                  199             199
  Additional paid-in capital                                                       95,785          96,197
  Retained deficit                                                                (80,864)        (62,109)
  Accumulated other comprehensive loss                                             (2,438)           (603)
                                                                               -----------  --------------
    Total stockholders' equity                                                     41,107          62,109
                                                                               -----------  --------------
    Total liabilities and stockholders' equity                                 $  435,137   $     474,123
                                                                               ===========  ==============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                     ABC-NACO INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


(In  thousands,  except  per  share  data)


                                                                        For the
                                                                  Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                    2001       2000
                                                                  ---------  ---------

NET SALES                                                         $102,713   $133,822
COST OF SALES                                                      102,179    117,398
                                                                  ---------  ---------
      Gross profit                                                     534     16,424

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        11,828     12,605
NONRECURRING LOSSES                                                      -      1,589
                                                                  ---------  ---------
      Operating income (loss) from continuing operations           (11,294)     2,230

EQUITY INCOME FROM UNCONSOLIDATED JOINT VENTURES                       643        453
INTEREST EXPENSE                                                     7,983      6,417
                                                                  ---------  ---------
      Loss from continuing operations before income taxes          (18,634)    (3,734)
BENEFIT FOR INCOME TAXES                                              (200)    (1,227)
                                                                  ---------  ---------
      Loss from continuing operations                              (18,434)    (2,507)
INCOME FROM DISCONTINUED OPERATIONS, net of income taxes of $200
  and $1,270, respectively                                             315      2,003
                                                                  ---------  ---------
NET LOSS                                                          $(18,119)  $   (504)
                                                                  =========  =========

EARNINGS  PER SHARE DATA:
     Loss from continuing operations                              $(18,434)  $ (2,507)
     Adjustment related to preferred stock                               -    (11,877)
     Preferred stock dividends                                        (636)      (153)
                                                                  ---------  ---------
     Adjusted loss from continuing operations                      (19,070)   (14,537)
     Discontinued operations                                           315      2,003
                                                                  ---------  ---------
         Net loss available to common stockholders                $(18,755)  $(12,534)
                                                                  =========  =========

  DILUTED AND BASIC EARNINGS PER SHARE:
     Adjusted loss from continuing operations                     $  (0.96)  $  (0.75)
      Discontinued operations                                         0.02       0.10
                                                                  ---------  ---------
         Net loss available to common stockholders                $  (0.94)  $  (0.65)
                                                                  =========  =========

       Weighted average shares outstanding                          19,872     19,372
                                                                  =========  =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                         ABC-NACO INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (Unaudited)
(In  thousands)

                                                                                             Accumulated Other
                                                                                            Comprehensive loss
                                                                                         ---------------------------
                                    Convertible                Additional    Retained     Unrealized    Cumulative
                                     Preferred      Common      Paid-in      Earnings     Derivative    Translation
                                       Stock         Stock      Capital     (Deficit)       Losses      Adjustment      Total
                                    ------------  -----------  ----------  ------------  ------------  -------------  ---------
BALANCE, December 31, 1999          $          -  $       194  $  79,240   $     7,954   $         -   $       (709)  $ 86,679

  Comprehensive loss                           -            -          -          (504)            -           (500)    (1,004)

  Preferred stock issued                  28,425            -     11,877       (11,877)            -              -     28,425

  Preferred stock dividends earned             -            -        153          (153)            -              -          -
                                    ------------  -----------  ----------  ------------  ------------  -------------  ---------

BALANCE, March 31, 2000             $     28,425  $       194  $  91,270   $    (4,580)  $         -   $     (1,209)  $114,100
                                    ============  ===========  ==========  ============  ============  =============  =========





BALANCE, December 31, 2000          $     28,425  $       199  $  96,197   $   (62,109)  $         -   $       (603)  $ 62,109

  Comprehensive loss                           -            -          -       (18,119)       (1,300)          (535)   (19,954)

  Preferred stock dividends earned             -            -        636          (636)            -              -          -

  Conversion of stock dividend
   to cash dividend                            -            -     (1,048)            -             -              -     (1,048)
                                    ------------  -----------  ----------  ------------  ------------  -------------  ---------

BALANCE, March 31, 2001             $     28,425  $       199  $  95,785   $   (80,864)  $    (1,300)  $     (1,138)  $ 41,107
                                    ============  ===========  ==========  ============  ============  =============  =========



 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  ABC-NACO INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the
                                                             Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(18,119)  $   (504)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Nonrecurring losses                                             -      1,589
    Equity income of unconsolidated joint ventures               (643)      (453)
    Depreciation and amortization                               9,332      8,374
    Deferred income taxes                                           -         19
    Changes in certain assets and liabilities net of effect
    Of disposed business
      Accounts receivable                                      (7,247)   (22,643)
      Inventories                                              10,870     (4,540)
      Prepaid expenses and other current assets                  (271)      (460)
      Other noncurrent assets                                     (88)    (1,083)
      Accounts payable and accrued expenses                     2,408     (5,560)
      Other noncurrent liabilities                             (1,458)      (240)
                                                             ---------  ---------
           Net cash used in operating activities               (2,300)   (25,501)
                                                             ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (3,478)    (6,476)
  Net proceeds from sale of assets and business                19,930          -
                                                             ---------  ---------
    Net cash provided by (used in) investing activities        16,452     (6,476)
                                                             ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving lines of credit   (12,705)     2,757
  Change in cash overdrafts                                    (1,717)     2,138
  Payment of term debt                                           (537)    (1,003)
  Payment of financing costs                                     (750)      (691)
  Proceeds from sale of convertible preferred stock                 -     28,425
                                                             ---------  ---------
    Net cash provided by (used in) financing activities       (15,709)    31,626
                                                             ---------  ---------
    Net decrease in cash and cash equivalents                  (1,557)      (351)
CASH AND CASH EQUIVALENTS, beginning of period                  2,211        351
                                                             ---------  ---------
CASH AND CASH EQUIVALENTS, end of period                     $    654   $      -
                                                             =========  =========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

ABC-NACO  INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

ABC-NACO is one of the world's leading suppliers of technologically advanced products to the rail industry. With four technology centers around the world, ABC-NACO holds market positions in the design, engineering and manufacture of high-performance freight car, locomotive and passenger suspension and coupling systems, wheels and mounted wheel sets. The Company also supplies railroad and transit infrastructure products and services and technology-driven specialty track products. It has 23 offices and facilities in the United States, Canada, Mexico, Scotland, Portugal and China.

In  December  2000,  the Company sold its 50% interest in Anchor Brake Shoe LLC.
In February 2001, the Company sold its freight railroad and transit signaling systems and services business. Also, in late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment. On May 2, 2001, this segment was sold to Matrix Metals LLC, a new company formed by members of the Division's management and investment funds managed by ING Furman Selz Investments ("ING"). This segment primarily supplied steel and high alloy valve and related castings for industrial flow control systems. The operating results of this segment have been reflected as discontinued operations in the accompanying statements of operations.

The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results of operations and financial condition of the Company for and as of the interim dates. Results for the interim period are not necessarily indicative of results for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the information and the consolidated financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-K/A-1 for the year ended December 31, 2000.


2.          CURRENT  BUSINESS  SITUATION

The Company has incurred large operating losses since the Merger and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new freight railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated leading to a reduction in the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and first quarter of 2001, and the resulting pressure on the Company's financial covenants, has led to the Company taking additional actions in order to improve its long-term viability as a business concern.

Some  of  those  actions  included:

The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director, Mr. Daniel W. Duval, has assumed the responsibility of Chairman of the Board and Vaughn W. Makary, the Chief Operating Officer and President, has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability.

As further described in Note 4, on February 23, 2000, the Company sold its freight, railcar and transit signaling systems and services business for approximately $21.1 million and, on May 2, 2001, the Company sold its Flow and Specialty Products business for $24.0 million. A significant portion of the proceeds from these sales were used to permanently reduce outstanding borrowing commitments under the primary bank credit facility (the "Credit Facility").

Also on May 2, 2001, the Company received a $15 million secured, short-term loan due in January 2002 from certain investment funds managed by FS Private Investments LLC and FS Private Invesments III LLC (the "FS Funds Bridge Notes"). There were no requirements to use any portion of the net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company retained these funds for general corporate purposes, primarily to fund its current working capital needs.

The FS Funds Bridge Notes will be repaid with proceeds from the issuance of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) stockholder approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. This Series C preferred stock will (a) pay dividends at a rate of 10% per annum payable semi-annually in cash except that the first two years' of dividends shall be deferred and paid in April 2003, b) be convertible at a price equal to $2.50 per share of the Company's common stock, c) be callable at the Company's option upon certain events and d) be redeemable at the holder's option at $200 per share plus any accumulated dividends, if any, in the event of a change in control, as defined. Also upon issuance of the preferred stock, ING will receive immediately exercisable warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will be exercisable for every quarter if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the Company has occurred by the end of such quarters. In any event, the holders of additional warrants will not receive more than 6.0 million shares pursuant to the additional warrants.

Effective with the issuance of the FS Funds Bridge Notes, the Series B preferred stock and unpaid dividends was exchanged for a new series of preferred stock (Series B-1) with a dividend rate of 10%. At the same time, the Company paid 40% of previously deferred dividends of the Series B preferred stock ($1.0 million). The new preferred stock is redeemable at the holder's option at $200 per share plus accumulated dividends, if any, payable in common stock of the Company upon certain change of control situations.

Beginning with the issuance of the FS Funds Bridge Notes, the holders of Series B-1 preferred stock are entitled to nominate three persons to the Company's board of directors.

On May 2, 2001, the Company entered into the Fourth Amended and Restated Credit Facility with its bank group. The primary terms of the amendment include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the FS Funds Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying asset sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and FS Funds Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral is required, h) cross default provisions were modified, including additional provisions regarding the FS Funds Bridge Notes, and i) existing covenants were replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant and a loan to value covenant, all as defined. An amendment fee of $.8 million was paid on the date of the amendment and an equal amount is due at maturity of the amended facility.

The senior lenders also received warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares are able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

On April 30, 2001, the Company issued a Consent Solicitation Statement to the holders of its 10 1/2% Senior Subordinated Notes due 2004 (the "Notes"). The statement requests the holders approval to, among other things, a) increase the interest rate on the Notes to 11 1/2 % effective January 1, 2002, b) suspend the current Operating Coverage Ratio covenant, as defined, until March 31, 2002 and then gradually increase the minimum required ratio back up to its current level by December 31, 2002 and c) delete the Consolidated Net Worth covenant, as defined. Additionally, the statement requests the waiver of all defaults under the Notes as of December 31, 2000 and through June 30, 2001. The Company proposed to pay each consenting holder a fee of $10 for each $1,000 principal amount of the holder's Notes.

In addition to the FS Funds Bridge Notes and the Credit Facility amendment that closed on May 2, 2001, the Company is also taking steps to further reduce operating costs. Such plans include, among other things:

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

With the closing of the May 2, 2001 agreements and the actions planned for the remainder of the year (some of which will include additional restructuring charges), management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company works to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

3.     BUSINESS  ACQUISITION

On June 23, 2000, the Company acquired certain assets of Donovan Demolition, Inc. ("Donovan") located in Danvers, Illinois. In addition, the Company acquired a patent from a shareholder of Donovan. The total purchase price of $7.6 million for these assets included $2.0 million in cash, a $2.5 million note and 500,000 shares of the Company's common stock valued at $3.1 million.

4.  BUSINESS  AND  MAJOR  ASSET  DISPOSITIONS

In 2000, the Company adopted a formal plan to sell its Flow and Specialty Products assets and businesses. According, the results of the Flow and Specialty segment have been reflected as Discontinued Operations in the accompanying consolidated statements of operations. Net sales from discontinued operations for the first quarter 2001 and 2000 were $19.0 million and $23.2 million, respectively. Discontinued operating results do not include an allocation of general corporate interest expense. On May 2, 2001, the Company sold this business to Matrix Metals LLC for $24.0 million subject to a net assets adjustment. The sales price was in excess of the carrying value of the net assets sold and includes a seven year $4.0 million junior subordinated note bearing interest at 8% per annum.

Assets and liabilities of the Flow and Specialty segment consisted of the following at March 31, 2001 and December 31, 2000 (in thousands):





                                     MARCH 31, 2001   DEC. 31, 2000
                                     ---------------  --------------
Accounts receivable, net             $        12,048  $        9,955
Inventories                                    4,184           3,976
Prepaid expenses                                  49              67

Property, plant, and equipment, net           18,330          18,568
                                     ---------------  --------------
Total assets                                  34,611          32,566

Accounts payable                              10,449           9,150
Accrued expenses                                 971           1,369
Term debt                                        181             233
                                     ---------------  --------------
Net assets to be disposed of         $        23,010  $       21,814
                                     ===============  ==============



On December 28, 2000, the Company sold its 50% ownership in Anchor Brake Shoe, L.L.C. ("Anchor"). Anchor designed, manufactured, marketed and sold railcar composite brake shoes. Proceeds received from the sale were $10.4 million which were used to reduce borrowings under the Credit Facility. The Company realized a $3.6 million gain on this sale.

In February 2001, the Company sold its freight railroad and transit signaling systems and services business for a cash sales price of $21.1 million, subject to a net asset adjustment. $18.5 million of the net proceeds was used to permanently reduce outstanding borrowing commitments under the Credit Facility. As sale proceeds were insufficient to completely cover non deductible goodwill related to the business, the Company recorded a December 2000 impairment charge of $1.8 million. Additionally, the Company recorded a December 2000 deferred income tax charge of $2.5 million related to the estimated taxable gain incurred upon the sale. The Company retained certain contracts and other receivables of the signaling business, primarily related to various completed contracts and other completed projects. Retained receivables, now classified as other noncurrent assets, aggregated $18.4 million. Because the Company will no longer have a continuing interest in the signaling business, collection of these receivable is expected to be hampered. Accordingly, the Company recorded a $6.0 million reserve in December 2000 reflecting management's best estimate of the collectibility of these amounts.

5.     DEBT

 CREDIT  FACILITY
-----------------

During late 1999 and 2000, the Company entered into a number of amendments, restatements and other relief mechanisms of the Credit Facility. The primary results of those changes included a) the modification of several financial covenants that the Company otherwise would not have been in compliance with as of October 31, 1999, December 31, 1999 or September 30, 2000; b) the modification of the pricing grid which had the effect of increasing the applicable interest rates and lender fees; c) the establishment of scheduled commitment reductions and d) the release of certain collateral related to the Company's Mexican subsidary. At December 31, 2000, and March 31, 2001, the Company was not in compliance with several of the financial covenants under the Credit Facility. Additionally, covenants and other provisions have been violated through April 16, 2001, for which the Company paid $0.8 million to the lenders in January 2001.

On May 2, 2001, the Company received a further amendment to the Credit Facility from its senior lenders. The primary terms of this amendment include a) a waiver from its senior lenders for all financial convenant and other provision violations as of December 31, 2000 and through May 2, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allowing the FS Funds Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002
e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds receivables collections, equity and debt issuances (excluding ING series C preferred stock and FS Funds Bridge Notes) and upon incurrence of Excess Cash Flow, as defined, f) interest rates increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral is required, h) default provisions were modified, including additional provisions regarding the FS Funds Bridge Notes, and i) existing covenants were replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $.8 million was paid on the date of the amendment and, an equal amount is due at maturity of the amended facility. The rolling minimum EBITDA covenant applies for the first time for the two month period ending June 30, 2001 and requires EBITDA to be no less than $2.2 million for those two months. As of May 10, 2001, the weighted average interest rate on the $129.9 million of debt outstanding under the Credit Facility was 9.4%.

The senior lenders also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

SENIOR  SUBORDINATED  NOTES
---------------------------

On February 1, 1997 and December 23, 1997 the Company issued $50 million of 9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes, respectively. Subject to an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control, as defined. The indenture under which the Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

Pursuant to the Notes indentures, the Company is required to meet certain financial covenants including minimum operating coverage, minimum consolidated net worth and, upon issuance of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment, for which fees of $0.7 million are being amortized over the remaining life of the Notes, reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances. The minimum operating coverage ratio remains at 1.8:1.0 each quarter through the maturity date and the minimum consolidated net worth balance adjusts each quarter based on quarterly earnings and capital issuances.

The Company was not in compliance with these financial covenants at December 31, 2000 and March 31, 2001. Additionally, based on the Company's forecast for the remainder of the year, the Company anticipates it will fail to meet one or both of these covenants at one or more quarter ends. Noncompliance gives the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. Accordingly, and pursuant to cross default provisions under the Credit Facility, the Notes and the borrowings under the Credit Facility are reflected as short-term obligations as of December 31, 2000 and March 31, 2001. However, management believes that neither the individual noteholders nor the senior lenders will act to accelerate the payment of the outstanding borrowings. Management's belief is based on, among other things, ongoing discussions with its lenders and the willingness of the senior lenders to enter into the May 2, 2001 transactions described above. Additionally, the Company issued a Consent Solicitation Statement on April 30, 2001 to the holders of its Notes. The statement requests the holders approval to, among other things, a) increase the interest rate on the Notes to 11 1/2 % effective January 1, 2002, b) suspend the current Operating Coverage Ratio covenant, as defined, until March 31, 2002 and then gradually increase the minimum required ratio back up to its current level by December 31, 2002 and c) delete the Consolidated Net Worth covenant, as defined. Additionally, the statement requests the waiver of all defaults under the Notes as of December 31, 2000 and through June 30, 2001. The Company proposed to pay each consenting holder a fee of $10 for each $1,000 principal amount of the holder's Notes.

However, there can be no assurance that the Company's noteholders will not accelerate payment of some or all of the outstanding Notes, which could in turn result in the Company's lenders to accelerate payment of borrowings under the credit facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

FS  FUNDS  BRIDGE  NOTES
------------------------

As further described in Note 2, the Company issued $15 million of secured short-term loans due January 2002 to certain investment funds. Such loans bear interest at a rate per annum equal to 7% for the first 90 days and 18% thereafter which is payable on the loan maturity date.


6.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Inventories at March 31, 2001, and December 31, 2000, consisted of the following (in thousands):



                                      March 31,   Dec. 31,
                                         2001       2000
                                    ----------  ---------
Raw materials                       $   35,450  $  40,148
Supplies and spare parts                 7,214      8,154
Work in process and finished goods      45,606     53,168
                                    ----------  ---------

                                    $   88,270  $ 101,470
                                    ==========  =========



7.     CONVERTIBLE  PREFERRED  STOCK

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by ING Furman Selz Investments for $30 million. The preferred stock has certain voting rights and will pay dividends at the rate of 8% per annum accrued semi-annually and paid in the form of common stock or cash, at the discretion of the Company. Dividend payments can be deferred until March 2002. Such deferrals (in the form of common stock) as of March 31, 2001 were $2.6 million. The preferred stock is convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock can be converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock were applied to reduce the outstanding indebtedness under the Credit Facility.

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

As described in Note 2, exchange of the Series B preferred stock and unpaid dividends for Series B-1 preferred stock, effective May 2, 2001 increased the dividend rate to 10% and required a payment of 40% of the deferred dividends in cash. Accordingly, at March 31, 2001, this now-cash dividend of $1.0 million was reclassified as a current liability. Additionally, this preferred stock became redeemable at the holders option under certain conditions at a premium conversion price.

8.     NONRECURRING  LOSSES  (GAINS)

The Company recorded nonrecurring losses of $10.8 million during 2000, of which $1.6 million was recorded in the three months ending March 31, 2000. All of the restructuring charges recorded by the Company were computed based on actual cash payouts, management's estimate of realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits based on existing severance policies. The Company expects that these restructuring efforts will result in reduced operating costs, including lower salary and hourly payroll costs and depreciation/amortization. The 2000 nonrecurring losses consisted of restructuring charges for costs associated with the planned closing of its Melrose Park, Illinois plant ($2.8 million), additional costs associated with prior restructuring initiatives ($1.1 million), and severance and related benefit costs for permanent salaried and hourly workforce reductions throughout the organization ($6.9 million).

Due largely to the implementation of improved manufacturing processes in some of its other production facilities, the Company announced the closure of its Melrose Park, Illinois Rail Products facility, and recorded a $2.8 million restructuring charge for related closure costs. Total cash costs associated with the Melrose Park closure include $0.4 million of severance and related benefit costs for approximately 242 hourly and 42 salaried employees (substantially all of whom were terminated during the first quarter of 2001) and $1.1 million of idle facility and property disposal costs expected to be incurred from the time of vacancy through the estimated sale date of the property. An additional $1.3 million of non-cash costs were recorded for the expected write-off of equipment to be scrapped or sold. The Company ceased production at this facility by December 31, 2000, with the building sale to be completed during 2001.

An additional $1.1 million provision was recorded in 2000 related to prior restructuring initiatives, primarily related to the Company's idled facilities in Anderson, Indiana and Cincinnati, Ohio which were not sold as quickly as initially expected. The Cincinnati facility was sold in February 2001.

Planned permanent reductions in employment levels resulted in a charge of $6.9 million, representing cash severance and related benefit costs for approximately 90 salaried employees and 30 hourly plant employees throughout the Company, including its closed Verona, Wisconsin offices, and required cash severance payments made to approximately 340 production employees at the Company's Sahagun, Mexico facility. As of March 31, 2001, $5.8 million of costs have been paid. The majority of the remaining payments will occur in 2001, with some payments continuing through 2002 for certain severed employees.

The following table is a summary roll forward of the restructuring reserves recorded in 2000, (in thousands):






                                              Aggregate
                                                Charge     Deductions   Balance
                                              ----------  ------------  --------
Cash provisions:
   Employee severance & benefits              $      7.3  $      (4.1)  $    3.2
   Idle facility and property disposal costs         2.2         (1.7)       0.5
                                              ----------  ------------  --------
      Total cash costs                               9.5  $      (5.8)  $    3.7
                                                          ============  ========
Non-cash asset write-downs                           1.3
                                              ----------
      Total                                   $     10.8
                                              ==========



9.     BUSINESS  SEGMENT  INFORMATION

The Company conducts its operations through its two core business segments: Rail Products and Rail Services. In late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment which was sold on May 2, 2001. These distinct business units generally serve separate markets. They are managed separately since each business requires different technology, servicing and marketing strategies. The following describes the types of products and services from which each segment derives its revenues:

Rail  Products                    Freight  car  and  locomotive  castings
Rail  Services                    Specialty  trackwork  and  wheel  assembly

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

Corporate headquarters and ABC-NACO Technologies primarily provide support services to the operating segments. The costs associated with these services include interest expense, income tax expense (benefit), non-recurring losses and gains, research and development expense, and goodwill amortization, among other costs. These costs are not allocated to the segments and are included within ''other'' below.

The following tables present a summary of operating results by segment and a reconciliation to the Company's consolidated totals (in thousands):


                                        Three Months Ended
                                             March 31,
                                   ---------------------------
 REVENUES                              2001            2000
-----------------------------  --------------------  ---------
 Rail Products                 $            49,898   $ 79,155
 Rail Services                              56,731     65,220
 Elimination and Other                      (3,916)   (10,553)
                               --------------------  ---------
Continuing Operations                      102,713    133,822
 Flow and Specialty Products                19,020     23,156
                               --------------------  ---------
   Total                       $           121,733   $156,978
                               ====================  =========

                                        Three Months Ended
                                              March 31,
                                         --------------------
 OPERATING INCOME (LOSS)                      2001       2000
-----------------------------  --------------------  ---------

 Rail Products                 $            (5,732)  $  5,616
 Rail Services                               1,253      4,706
 Elimination and Other                      (6,815)    (8,092)
                               --------------------  ---------
 Continuing Operations                     (11,294)     2,230
 Flow and Specialty Products                   315     (2,003)
                               --------------------  ---------
   Total                       $           (10,979)  $  4,233
                               ====================  =========



10.     NEW  ACCOUNTING  PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income
(loss) in the case of certain hedges. On March 31, 2001, the Company's financial statements reflect liabilities of $1.3 million with an offset to Other Comprehensive Income to reflect adoption of SFAS No.133 for certain interest rate swap contracts.

11.     UNCONSOLIDATED  JOINT  VENTURE

In May 1996, the Company entered into a joint venture with China's Ministry of Railroads to establish the Datong ABC Castings Company, Ltd ("Datong"). The joint venture manufactures wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in Datong consists of technical know-how, expertise and cash. The cash funding was used to construct a manufacturing facility, which became operational in early 1999. The intangible component of the Company's contribution was valued at $1.8 million and such amount is ratably being recognized as additional equity earnings. The Company earns royalties on certain sales from this venture. The Company's investment in Datong was $9.6 million as of March 31, 2001.

Summarized financial information for Datong for the three months ended March 31, 2001, and 2000 is as follows (in thousands):





                           Three Months
                               Ended
                              March 31,
                          -------------
                           2001      2000
                    -------------  ------
Net sales. .       $       8,876  $5,297
Gross profit               2,334     798
Net income         $       1,700  $  157



12.  SUPPLEMENTAL  CASH  FLOW

A  summary  of  supplemental  cash  flow  information  follows  (in  thousands):


                                           Three Months Ended
                                               March 31,
                                        ---------------------
                                         2001           2000
                                      -------------------------
Interest paid in cash                   $7,508         $6,547

Income tax refunds received in cash         42          1,498

Sale of Cincinnati facility               $581              -

Disposition of Business (Note 4):

Working capital                        $ 7,578               -
Property, plant and equipment            1,994               -
Other noncurrent assets                  9,786               -
                                       -------  --------------
Net assets sold                         19,349               -
Sales price, net of selling expenses    19,349               -
                                       -------  -------------
Gain (loss)                            $     -  $            -
                                       =======  ==============



ITEM  2

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

ABC-NACO is one of the world's leading suppliers of technologically advanced products to the rail industry. With four technology centers around the world, ABC-NACO holds market positions in the design, engineering and manufacture of high-performance freight car, locomotive and passenger suspension and coupling systems, wheels and mounted wheel sets. The Company also supplies railroad and transit infrastructure products and services and technology-driven specialty track products. It has 23 offices and facilities in the United States, Canada, Mexico, Scotland, Portugal and China.

In December 2000, the Company sold its 50% interest in Anchor Brake Shoe LLC. Also, in late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment. On May 2, 2001, this segment was sold to Matrix Metals LLC, a new company formed by members of the Division's management and investment funds managed by ING Furman Selz Investments ("ING"). This segment primarily supplied steel and high alloy valve and related castings for industrial flow control systems. The operating results of this segment have been reflected as discontinued operations in the accompanying statements of operations.

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



CURRENT  BUSINESS  SITUATION

The Company has incurred large operating losses since the Merger and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a decline in the new freight railcar building industry, higher fuel costs and general decline in the overall United States economy. Due to these conditions, the Company's financial strength has deteriorated leading to a reduction in the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring plans, selling non-core business operations and assets and amending various terms under its primary lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and first quarter of 2001, and the resulting pressure on the Company's financial covenants, has led to the Company taking additional actions in order to improve its long-term viability as a business concern.

Some  of  those  actions  included:

The Company accepted the resignation of its Chairman and Chief Executive Officer on April 3, 2001. A non-executive director, Mr. Daniel W. Duval, has assumed the responsibility of Chairman of the Board and Vaughn W. Makary, the Chief Operating Officer and President, has been appointed as the new Chief Executive Officer. The Board of Directors, which approved the management change, has charged the new CEO with a mission to quickly implement additional changes within the organization that will return the Company to profitability.

As further described in Note 4, on February 23, 2000, the Company sold its freight, railcar and transit signaling systems and services business for approximately $21.1 million and, on May 2, 2001, the Company sold its Flow and Specialty Products business for $24.0 million. A significant portion of the proceeds from these sales were used to permanently reduce outstanding borrowing commitments under the primary bank credit facility (the "Credit Facility").

Also on May 2, 2001, the Company received a $15 million secured, short-term loan due in January 2002 from certain investment funds managed by FS Private Investments LLC and FS Private Invesments III LLC (the "FS Funds Bridge Notes"). There were no requirements to use any portion of the net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company retained these funds for general corporate purposes, primarily to fund its current working capital needs.

The FS Funds Bridge Notes will be repaid with proceeds from the issuance of a new series of redeemable, convertible preferred stock to be purchased by funds managed by ING subject to the completion of a) stockholder approval of such issuance, including the approval to authorize sufficient new common shares to accommodate this transaction and b) the successful amendment of various provisions and covenants under the Notes Indenture. This Series C preferred stock will (a) pay dividends at a rate of 10% per annum payable semi-annually in cash except that the first two years' of dividends shall be deferred and paid in April 2003, b) be convertible at a price equal to $2.50 per share of the Company's common stock, c) be callable at the Company's option upon certain events and d) be redeemable at the holder's option at $200 per share plus any accumulated dividends, if any, in the event of a change in control, as defined. Also upon issuance of the preferred stock, ING will receive immediately exercisable warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will be exercisable for every quarter if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the Company has occurred by the end of such quarters. In any event, the holders of additional warrants will not receive more than 6.0 million shares pursuant to the additional warrants.

Effective with the issuance of the FS Funds Bridge Notes, the Series B preferred stock and unpaid dividends was exchanged for a new series of preferred stock (Series B-1) with a dividend rate of 10%. At the same time, the Company paid 40% of previously deferred dividends of the Series B preferred stock ($1.0 million). The new preferred stock is redeemable at the holder's option at $200 per share plus accumulated dividends, if any, payable in common stock of the Company upon certain change of control situations.

Beginning with the issuance of the FS Funds Bridge Notes, the holders of Series B-1 preferred stock are entitled to nominate three persons to the Company's board of directors.

On May 2, 2001, the Company entered into the Fourth Amended and Restated Credit Facility with its bank group. The primary terms of the amendment include a) a waiver from the senior lenders under the Credit Facility for all financial covenant and other provision violations as of December 31, 2000 and through April 17, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allow the FS Funds Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002, e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying asset sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and FS Funds Bridge Notes) and upon incurrence of Excess Cash Flows, as defined, f) interest rates increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral is required, h) cross default provisions were modified, including additional provisions regarding the FS Funds Bridge Notes, and i) existing covenants were replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant and a loan to value covenant, all as defined. An amendment fee of $.8 million was paid on the date of the amendment and an equal amount is due at maturity of the amended facility.

The senior lenders also received warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares are able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

On April 30, 2001, the Company issued a Consent Solicitation Statement to the holders of its 10 1/2% Senior Subordinated Notes due 2004 (the "Notes"). The statement requests the holders approval to, among other things, a) increase the interest rate on the Notes to 11 1/2 % effective January 1, 2002, b) suspend the current Operating Coverage Ratio covenant, as defined, until March 31, 2002 and then gradually increase the minimum required ratio back up to its current level by December 31, 2002 and c) delete the Consolidated Net Worth covenant, as defined. Additionally, the statement requests the waiver of all defaults under the Notes as of December 31, 2000 and through June 30, 2001. The Company proposed to pay each consenting holder a fee of $10 for each $1,000 principal amount of the holder's Notes.

In addition to the FS Funds Bridge Notes and the Credit Facility amendment that closed on May 2, 2001, the Company is also taking steps to further reduce operating costs. Such plans include, among other things:

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

With the closing of the May 2, 2001 agreements and the actions planned for the remainder of the year (some of which will include additional restructuring charges), management and the Board of Directors of the Company believe that the Company can continue as a business concern and that it will continue to have available financing in place as the Company works to return to profitability. Certain economic and other future conditions are not in the Company's control; and, as such, no assurances can be given that the Company will be successful in its efforts to return to profitability.

RESULTS  OF  OPERATIONS
-----------------------

Three  Months  Ended  March  31,  2001  Compared  To Three Months March 31, 2000

Net Sales. Consolidated net sales decreased $31.1 million or 23.2% to $102.7 million in the first quarter of 2001. The decline was largely the result of lower demand from new freight car builders and continued reduced spending on maintenance items, such as loose wheels, by the railroads. Both the Rail Products Segment and the Rail Services Segment were impacted by these market conditions. Sales of $49.9 million in the Rail Products Segment were $29.3 million or 37.0% lower than the comparable quarter in 2000. Sales within the Rail Services Segment decreased 13.0% to $56.7 million in 2001 from $65.2 million in 2000.

Gross Profit. Consolidated gross profit decreased 96.7% to $0.5 million in 2001 from $16.4 million in 2000. The gross profit decline reflects the volume decreases and pricing pressures caused by continued softness in the Company's core businesses which has more than offset savings resulting from the Company's restructuring initiatives. Gross profit within the Rail Products Segment decreased $12.4 million to a loss of 3.1 million in 2001. Within the Rail Services Segment, gross profit of $3.7 million was 44.4% lower than 2000. Production inefficiencies in the Track Products portion of this segment, caused largely by cash constraints, impacted overall margins versus 2000.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses decreased $0.8 million or 6.2% versus 2000, as a result of the Company's salaried workforce reduction program.

Nonrecurring losses. The Company recorded a restructuring charge of $1.6 million in the quarter ended March 31, 2000 primarily for employee severance and related benefit costs.

Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures increased to $0.6 million in 2001 versus $0.5 million in 2000. Improving volumes and related earnings in the China wheel business more than offset the loss in equity earnings from the Company's investment in Anchor Brake Shoe that was sold in December 2000.

Interest  Expense.    Interest expense increased $1.6 million to $8.0 million in
2001. This increase was attributable to higher borrowing levels due to slower market conditions and increased borrowing rates.

Net Loss.    The net loss of $18.1 million in 2001 compares to the 2000 net loss of  $0.5  million.

Discontinued Operations Net sales for the discontinued Flow and Specialty Products business of $19.0 million were $4.1 million or 17.9% lower than the corresponding period in 2000. First quarter 2000 represented a strong sales period for this business. Gross margin of $1.5 million was approximately one-third of last years $4.4 million level. Lower sales activity combined with high utility costs, negatively impacted margins. Selling, general and administrative expense for the 2001 quarter was on par with prior year. Net income of $0.3 million in 2001 is $1.7 million less than the first quarter of 2000, due to lower sales and higher operating costs.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

For the three months ended March 31, 2001, net cash used in operating activities totaled $3.9 million compared to net cash used in operating activities of $25.5 million in 2000. The decrease in operating cash outflows is due primarily to lower working capital levels. The Company's efforts to reduce inventory levels resulted in a $10.9 million source of cash in 2001 versus a $4.5 million use of cash in 2000.

Capital expenditures during the three months ended March 31, 2001 and 2000 were $3.5 million and $6.5 million, respectively. Capital spending for the balance of 2001 will remain at reduced levels versus last year as most of the major initiatives started in 1999 to improve operating processes are completed. In total, capital spending should be less than $12 million for 2001.

In February 2001, the Company sold its freight railroad and transit signaling systems and services business. Net proceeds received were $19.3 million of which $18.5 million was used to permanently reduce outstanding borrowings under the Credit Facility.

CREDIT  FACILITY
----------------

During late 1999 and 2000, the Company entered into a number of amendments, restatements and other relief mechanisms of the Credit Facility. The primary results of those changes included a) the modification of several financial covenants that the Company otherwise would not have been in compliance with as of October 31, 1999, December 31, 1999 or September 30, 2000; b) the modification of the pricing grid which had the effect of increasing the applicable interest rates and lender fees; c) the establishment of scheduled commitment reductions and d) the release of certain collateral related to the Company's Mexican subsidary. At December 31, 2000, and March 31, 2001, the Company was not in compliance with several of the financial covenants under the Credit Facility. Additionally, covenants and other provisions have been violated through April 16, 2001, for which the Company paid $0.8 million to the lenders in January 2001.

On May 2, 2001, the Company received a further amendment to the Credit Facility from its senior lenders. The primary terms of this amendment include a) a waiver from its senior lenders for all financial convenant and other provision violations as of December 31, 2000 and through May 2, 2001, b) shortening the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) allowing the FS Funds Bridge Notes, d) maximum aggregate commitments and outstanding borrowings will be permanently reduced to $150 million by April 2002
e) mandatory prepayments and further permanent reductions of maximum commitments are required upon qualifying assets sales, tax refunds, receivables collections, equity and debt issuances (excluding ING series C preferred stock and FS Funds Bridge Notes) and upon incurrence of Excess Cash Flow, as defined, f) interest rates increased, for all borrowings, to prime plus 2.75%, g) certain additional collateral is required, h) default provisions were modified, including additional provisions regarding the FS Funds Bridge Notes, and i) existing covenants were replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $.8 million was paid on the date of the amendment and, an equal amount is due at maturity of the amended facility. The rolling minimum EBITDA covenant applies for the first time for the two month period ending June 30, 2001 and requires EBITDA to be no less than $2.2 million for those two months. As of May 10, 2001, the weighted average interest rate on the $129.9 million of debt outstanding under the Credit Facility was 9.4%.

The senior lenders also receive warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at a deminimis price. The warrants and resulting common shares will be able to be put to the Company at any time at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock.

SENIOR  SUBORDINATED  NOTES
---------------------------

On February 1, 1997 and December 23, 1997 the Company issued $50 million of 9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes, respectively. Subject to an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company and other liabilities of the Company's subsidiaries. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control, as defined. The indenture under which the Notes were issued limits the Company's ability to (i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

Pursuant to the Notes indentures, the Company is required to meet certain financial covenants including minimum operating coverage, minimum consolidated net worth and, upon issuance of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment, for which fees of $0.7 million are being amortized over the remaining life of the Notes, reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances. The minimum operating coverage ratio remains at 1.8:1.0 each quarter through the maturity date and the minimum consolidated net worth balance adjusts each quarter based on quarterly earnings and capital issuances.

The Company was not in compliance with these financial covenants at December 31, 2000 and March 31, 2001. Additionally, based on the Company's forecast for the remainder of the year, the Company anticipates it will fail to meet one or both of these covenants at one or more quarter ends. Noncompliance gives the noteholders the unilateral right to accelerate the maturity of the related debt after a requisite cure period. Accordingly, and pursuant to cross default provisions under the Credit Facility, the Notes and the borrowings under the Credit Facility are reflected as short-term obligations as of December 31, 2000 and March 31, 2001. However, management believes that neither the individual noteholders nor the senior lenders will act to accelerate the payment of the outstanding borrowings. Management's belief is based on, among other things, ongoing discussions with its lenders and the willingness of the senior lenders to enter into the May 2, 2001 transactions described above. Additionally, the Company issued a Consent Solicitation Statement on April 30, 2001 to the holders of its Notes. The statement requests the holders approval to, among other things, a) increase the interest rate on the Notes to 11 1/2 % effective January 1, 2002, b) suspend the current Operating Coverage Ratio covenant, as defined, until March 31, 2002 and then gradually increase the minimum required ratio back up to its current level by December 31, 2002 and c) delete the Consolidated Net Worth covenant, as defined. Additionally, the statement requests the waiver of all defaults under the Notes as of December 31, 2000 and through June 30, 2001. The Company proposed to pay each consenting holder a fee of $10 for each $1,000 principal amount of the holder's Notes.

However, there can be no assurance that the Company's noteholders will not accelerate payment of some or all of the outstanding Notes, which could in turn result in the Company's lenders to accelerate payment of borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

FS  FUNDS  BRIDGE  NOTES

As further described in Note 2, the Company issued $15 million of secured short-term loans due January 2002 to certain investment funds. Such loans bear interest at a rate per annum equal to 7% for the first 90 days and 18% thereafter which is payable on the loan maturity date.

OTHER

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

The most significant component of construction in progress is the Company's investment in a rail hardening project. The machinery and equipment which has been built for this project is being stored pending completion of a revised business plan. The total investment to date for this project is $11.5 million, including $2.0 million of patents. The Company has recently revitalized its efforts to complete this project and management expects that with near term identification of a project partner and available production site, the project could be in production by second quarter 2002. However, no assurances can be given that the project will reach successful completion on the anticipated time frame or at all.

NEW  ACCOUNTING  PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income
(loss) in the case of certain hedges. On March 31, 2001, the Company's financial statements reflect liabilities of $1.3 million with an offset to Other Comprehensive Income to reflect adoption of SFAS No.133 for certain interest rate swap contracts.

REGARDING  FORWARD-LOOKING  STATEMENTS
--------------------------------------

This report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as rail and scrap steel, self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the availability of capital to finance possible acquisitions and to refinance debt; the ability of management to implement the Company's long-term business strategy of acquisitions; and the risks described from time to time in the Company's SEC reports. Some of the uncertainties that may affect future results are discussed in more detail in the Company's Amended Annual Report on Form 10-K for the year ending December 31, 2000. All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward looking statements.

ITEM  3A--QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except as such risks relate to interest rate and foreign exchange rate fluctuations. As of March 31, 2001, the Company has long-term debt outstanding with a carrying value of $255.7 million (including current maturities of long-term debt). As described in Note 5 to Consolidated Financial Statements, certain of this indebtedness is classified at March 31, 2001 as a current obligation due to such debt being in technical default.

From time to time, the Company enters into various interest rate swap and cap transactions for purposes of managing exposures to fluctuations in interest rates. Currently, the Company hedges a portion of its exposure to fluctuations in LIBOR interest rates through the use of an interest rate reversion swap. This swap effectively converts a portion of the Company's outstanding Credit Facility borrowings from a floating LIBOR rate to a fixed rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating LIBOR rate of interest. Variable rates are based on 3 month LIBOR and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Maturity dates of interest rate swap and cap generally match those of the underlying debt agreements. At March 31, 2001, the Company had one interest rate protection agreement outstanding which expires in 2003, and covers a notional principal amount of $25 million. The fair value of this contract was an aggregate of $1.1 million liability at March 31, 2001.

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

Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its Cometna subsidiary located in Lisbon, Portugal. At March 31, 2001, the Company had approximately $2.4 million notional value of foreign currency option collar contracts outstanding with expiration dates through August, 2001, hedging U.S. dollar transactions within its Cometna, Portugal subsidiary. The fair value of these contracts was an aggregate of $0.2 million liability at March 31, 2001.

Part  II                     OTHER  INFORMATION


Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)         Exhibits


   3.1 Certificate of Designation, Preferences and Rights of Series B-1 Cumulative Convertible Participating Preferred Stock.

   4.1   Fourth Amended and Restated Credit Facility dated as of May 2,2001.

   4.2 Credit Agreement dated as of May 2, 2001, among ABC-NACO Inc., ING Furman Selz Investors III LP as Agent and the Other Lenders Party Thereto.


(b)  Reports  on  Form  8-K

     In a report on Form 8-K filed April 19, 2001, ABC-NACO Inc., disclosed under Item 5 "Other Events" that it had entered into certain financing agreements and a sale agreement with respect to its Flow and Specialty Products business. Each agreement, the Company's press release announcing the agreements and the Company's press release reporting its year-end 2000 results, were filed as exhibits under Item 7 of the Form 8-K.

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


                              ABC-NACO  Inc.
                              (Registrant)



                           By:
                              J.  P.  Singsank
                              Senior  Vice  President
                              and  Chief  Financial  Officer


                            By:
                              Larry  A.  Boik
                              Vice  President  and  Corporate  Controller
                              (Chief  Accounting  Officer)


Date:     May  15,  2001
     -------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION  OF  DOCUMENT
------          -------------------------


   3.1 Certificate of Designation, Preferences and Rights of Series B-1 Cumulative Convertible Participating Preferred Stock.

   4.1   Fourth Amended and Restated Credit Facility dated as of May 2,2001.

   4.2 Credit Agreement dated as of May 2, 2001, among ABC-NACO Inc., ING Furman Selz Investors III LP as Agent and the Other Lenders Party Thereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ABC-NACO  Inc.



                              /s/  J.  P.  Singsank
                              ---------------------
                              J.  P.  Singsank
                              Senior  Vice  President
                              and  Chief  Financial  Officer


                              /s/  Larry  A.  Boik
                              --------------------
                              Larry  A.  Boik
                              Vice  President  and  Corporate  Controller
                              (Chief  Accounting  Officer)

Date:   May  15,  2001
     -----------------