Form 10-Q
period 2001-06-30
ABC NACO INC
filed 2001-08-14
CIK 913364

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


JUNE  30,  2001                                  0-22906
----------------------                           -----------
For  the  Quarterly  Period  Ended`            Commission  File  Number


                                  ABC-NACO INC.
             (Exact name of registrant as specified in its charter)


Delaware                                             36-3498749
------------------                                   ----------
(State  or  other  jurisdiction  of           (I.R.S.  Employer
incorporation  or  organization)        Identification  Number)


            335 Eisenhower Lane South, Lombard, IL 60148
           --------------------------------------------
      (Address of principal executive offices, including zip code)


Registrant's  telephone number, including area code               (630) 792-2010
                                                                ----------------


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
                                                                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                Outstanding  at  August 7, 2001
----------------------               -------------------------------
COMMON  STOCK,  $.01 PAR VALUE             19,872,242 SHARES


                                  ABC-NACO INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
 (In  thousands,  except  share  data)
                                                                                                         As of        As of
                                                                                                         June 30,  December 31,


                                                          ASSETS                                          2001       2000
-----------------------------------------------------------------------------------------------------  ----------  ---------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  $   1,260   $  2,211
  Accounts receivable, less allowance of $7,730 and $8,322, respectively . . . . . . . . .  . . . . .     51,663     66,467
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .     79,000     97,494
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . .  . . . . .      4,474      3,686
                                                                                                        ----------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    136,397    169,858
                                                                                                        ----------  ---------

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .    208,324    218,367

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES. . . . . . . . . . . . . . . . . . . . . . . . . .  . . .     10,485      9,148

NET ASSETS OF DISCONTINUED OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .          -     21,814

OTHER NONCURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .     38,607     44,184
                                                                                                       ----------  ---------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  $ 393,813   $463,371
                                                                                                        ==========  =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Cash overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     270   $  3,117
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    227,565    258,164
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 63,088     71,205
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41,717     40,421
                                                                                                        ----------  ---------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    332,640    372,907
                                                                                                        ----------  ---------

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,166     10,599

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20,265     17,756

REDEEMABLE CONVERTIBLE PREFERRED STOCK, Series C, $1.00 par
   value, 1,000,000 shares authorized; 150,000 shares issued and
   outstanding as of June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,176          -

REDEEMABLE WARRANTS OUTSTANDING. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,068          -

STOCKHOLDERS' EQUITY:
  Redeemable convertible preferred stock, Series B-1, $1.00 par value,
       1,000,000 shares authorized; 317,098 and 300,000 shares
       issued and outstanding as of June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . .     30,135     28,425
  Common stock, $.01 par value; 100,000,000 shares authorized; 19,872,242
       shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      199        199
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   94,731     96,197
  Non-redeemable warrants outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,506          -
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (106,903)   (62,109)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,170)      (603)
                                                                                                        ----------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,498     62,109
                                                                                                        ----------  ---------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 393,813   $463,371
                                                                                                        ==========  =========

The accompanying notes to consolidated financial statements are an intergral part of these balance sheets.

                                                     ABC-NACO INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

(In  thousands,  except  per  share  data)

                                                                                    For the              For the
                                                                             Three Months Ended       Six Months Ended
                                                                                   June 30,              June 30,
                                                                             --------------------  --------------------
                                                                               2001       2000       2001       2000
                                                                             ---------  ---------  ---------  ---------

NET SALES                                                                    $ 97,426   $134,321   $200,139   $268,143
COST OF SALES                                                                  98,720    117,562    200,899    234,960
                                                                             ---------  ---------  ---------  ---------
      Gross profit (loss)                                                      (1,294)    16,759       (760)    33,183

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   10,833     13,485     22,661     26,090
NONRECURRING LOSSES                                                             8,560          -      8,560      1,589
                                                                             ---------  ---------  ---------  ---------
      Operating income (loss) from continuing operations                      (20,687)     3,274    (31,981)     5,504

EQUITY INCOME FROM UNCONSOLIDATED JOINT VENTURES                                  705        854      1,348      1,307
OTHER NON-OPERATING EXPENSE                                                       (26)         -        (26)         -
INTEREST EXPENSE                                                               (7,728)    (6,355)   (15,711)   (12,772)
                                                                             ---------  ---------  ---------  ---------
      Loss from continuing operations before income taxes                     (27,736)    (2,227)   (46,370)    (5,961)
BENEFIT FOR INCOME TAXES                                                        1,263        802      1,463      2,029
                                                                             ---------  ---------  ---------  ---------
      Loss from continuing operations                                         (26,473)    (1,425)   (44,907)    (3,932)
DISCONTINUED OPERATIONS:
Income from Discontinued Operations, net of income taxes of $68, $1,001,
  $268 and $2,271, respectively                                                   107      1,579        422      3,582
Gain on disposal of Discontinued Operations, net of income taxes of $1,195      1,886          -      1,886          -
                                                                             ---------  ---------  ---------  ---------
NET INCOME (LOSS)                                                            $(24,480)  $    154   $(42,599)  $   (350)
                                                                             =========  =========  =========  =========

EARNINGS  PER SHARE DATA:
     Loss from continuing operations                                         $(26,473)  $ (1,425)  $(44,907)  $ (3,932)
     Adjustment related to preferred stock                                          -          -          -    (11,877)
     Preferred stock dividends                                                 (1,559)      (600)    (2,195)      (753)
                                                                             ---------  ---------  ---------  ---------
     Adjusted loss from continuing operations                                 (28,032)    (2,025)   (47,102)   (16,562)
     Income from discontinued operations                                          107      1,579        422      3,582
     Gain on disposal of Discontinued Operations                                1,886          -      1,886          -
                                                                             ---------  ---------  ---------  ---------
         Net loss available to common stockholders                           $(26,039)  $   (446)  $(44,794)  $(12,980)
                                                                             =========  =========  =========  =========

  DILUTED AND BASIC EARNINGS PER SHARE:
     Adjusted loss from continuing operations                                $  (1.41)  $  (0.10)  $  (2.37)  $  (0.85)
     Income from discontinued operations                                         0.01       0.08       0.03       0.18
     Gain on disposal of Discontinued Operations                                 0.09          -       0.09          -
                                                                             ---------  ---------  ---------  ---------
         Net loss available to common stockholders                           $  (1.31)  $  (0.02)  $  (2.25)  $  (0.67)
                                                                             =========  =========  =========  =========

       Weighted average shares outstanding                                     19,872     19,375     19,872     19,374
                                                                             =========  =========  =========  =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                     ABC-NACO INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (Unaudited)
(In  thousands)

                                                                                   Accumulated Other Comprehensive  loss
                                                                           -------------------------- ----------
                                    Convertible       Additional Nonredeemable  Retained  Unrealized   Cumulative
                                     Preferred  Common  Paid-in    Warrants     Earnings   Derivative  Translation
                                       Stock     Stock  Capital   Outstanding   (Deficit)   Losses      Adjustment
       -----          -----         ---------  --------- -------     ---------   -------     ------   ----------          Total


BALANCE, December 31, 1999. . . . . $      -      $194  $79,240 $    -         $   7,954   $    -        $  (709)     $ 86,679

  Comprehensive loss. . . . . .   .        -        -        -       -              (350)       -           (567)         (917)

  Preferred stock issued. . . . . . .  28,425       -    11,877      -           (11,877)       -              -        28,425

  Preferred stock dividends earned.         -       -       753      -              (753)       -              -             -

  Shares issued in business acquisition     -       5     3,095      -                 -        -              -         3,100
                                       -------   ----  --------  ------        ----------  --------     --------       ---------

BALANCE, June 30, 2000. .   . . . . .  $28,425   $199   $94,965   $  -        $   (5,026)  $     -        $(1,276)    $117,287
                                       =======   ====   ========  ======       ==========  ========        =======    =========





BALANCE, December 31, 2000. . . . . .  $28,425   $199   $96,197   $  -         $ (62,109)  $   -          $  (603)    $ 62,109

  Comprehensive loss. . . . . . . . . .  . .        -     -        -             (42,599)   (1,561)        (1,006)     (45,166)

  Preferred stock dividends:
   Earned and payable in common stock   .    -     -      1,384            -     (1,384)        -               -              -
   Earned and payable in cash . . . . .      -     -          -            -        (38)        -               -           (38)
   Convert into shares of pref.stock     1,710     -     (1,710)           -          -         -               -             -
   Paid in cash . . . . . . . . . . .        -     -     (1,140)           -          -         -               -        (1,140)
   Additional warrants earned . . . .        -     -          -      773           (773)        -               -             -

  Warrants issued with preferred stock.      -     -          -    5,733              -         -               -         5,733
                                       -------  ----   --------   ------     ----------  --------        --------       ---------

BALANCE, June 30, 2001. . . . . . . .  $30,135  $199    $94,731   $6,506      $(106,903)  $(1,561)        $(1,609)     $ 21,498
                                       =======  ====   ========   ======      ==========  ========        ========     =========


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                  ABC-NACO INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                           For the                For the
                                                                      Three Months Ended       Six Months Ended
                                                                             June 30,               June 30,
                                                                      --------------------  --------------------
                                                                        2001       2000       2001       2000
                                                                      ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $(24,480)  $    154   $(42,599)  $   (350)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Nonrecurring losses                                                  8,560          -      8,560      1,589
    Gain from sale of discontinued operation, net of tax                (1,886)         -     (1,886)         -
    Equity income of unconsolidated joint ventures                        (705)      (854)    (1,348)    (1,307)
    Depreciation and amortization                                        9,129      8,683     18,461     17,057
    Deferred income taxes                                                    -        (28)         -         (9)
    Changes in certain assets and liabilities, net of effect of disposed businesses
      Accounts receivable                                                8,529      2,705      1,282    (19,938)
      Inventories                                                        4,281    (12,479)    15,151    (17,019)
      Prepaid expenses and other current assets                           (759)      (847)    (1,030)    (1,307)
      Other noncurrent assets                                              613       (237)       525     (1,320)
      Accounts payable and accrued expenses                            (11,560)    (3,936)    (9,152)    (9,496)
      Other noncurrent liabilities                                       1,630         80      3,088       (160)
                                                                      ---------  ---------  ---------  ---------
           Net cash used in operating activities                        (6,648)    (6,759)    (8,948)   (32,260)
                                                                      ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (1,773)    (4,284)    (5,251)   (10,760)
  Dividends from unconsolidated joint venture                                -        658          -        658
  Cost of business acquisition                                               -     (2,000)         -     (2,000)
  Net proceeds from sale of assets and businesses                       18,690          -     38,620          -
                                                                      ---------  ---------  ---------  ---------
    Net cash provided by (used in) investing activities                 16,917     (5,626)    33,369    (12,102)
                                                                      ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving lines of credit            (17,687)    14,517    (30,392)    17,274
  Change in cash overdrafts                                             (1,130)    (2,138)    (2,847)         -
  Borrowings of term debt                                               15,158         44     15,158          -
  Payment of term debt                                                 (15,494)         -    (16,031)      (959)
  Payment of financing costs                                            (3,279)        (3)    (4,029)      (694)
  Payment of cash dividend                                              (1,140)         -     (1,140)         -
  Net proceeds from sale of redeemable preferred stock and warrants     13,909          -     13,909     28,425
                                                                      ---------  ---------  ---------  ---------
    Net cash provided by (used in) financing activities                 (9,663)    12,420    (25,372)    44,046
                                                                      ---------  ---------  ---------  ---------
    Net increase (decrease) in cash and cash equivalents                   606         35       (951)      (316)
CASH AND CASH EQUIVALENTS, beginning of period                             654          -      2,211        351
                                                                      ---------  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of period                              $  1,260   $     35   $  1,260   $     35
                                                                      =========  =========  =========  =========

The accompanying notes to consolidated financial statements are an intergral part of these statements.

                                  ABC-NACO INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

ABC-NACO is one of the world's leading suppliers of technologically advanced products to the rail industry. With four technology centers around the world, ABC-NACO holds market positions in the design, engineering and manufacture of high-performance freight car, locomotive and passenger suspension and coupling systems, wheels and mounted wheel sets. The Company also supplies railroad and transit infrastructure products and services and technology-driven specialty track products. It has offices and facilities in the United States, Canada, Mexico, Scotland, Portugal and China.

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

2.          CURRENT  BUSINESS  SITUATION

The Company has incurred large operating losses in 2000 and through June 30, 2001, and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a dramatic decline in the new freight railcar and locomotive building industry, higher fuel costs and general decline in the overall United States economy. Due to these and other conditions, the Company's financial strength has deteriorated leading to a reduction in the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring and new financing plans, selling non-core business operations and assets and negotiating and amending various terms under its major lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and first six months of 2001, and the resulting pressure on the Company's financial covenants and liquidity, has led to the Company taking additional actions in order to improve its overall viability as a business concern.

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

As further described in Note 4, on February 23, 2001, the Company sold its freight, railcar and transit signaling systems and services business for approximately $21.1 million and, on May 2, 2001, sold its Flow and Specialty Products business for $24.0 million. A significant portion of the proceeds from these sales were used to permanently reduce outstanding borrowing commitments under the Company's primary bank credit facility (the "Credit Facility").

The Company and FS Private Investments LLC ("FS") entered into a short term secured note for $15.0 million on May 2, 2001 which was repaid with proceeds from the issuance of Series C preferred stock on June 26, 2001. The proceeds ($13.0 million net of fees paid) of the loan were used for general corporate purposes, primarily for working capital needs. See Note 5 for a complete description of the short-term note agreement and Note 7 for the provisions of the Series C preferred stock and the exchange of Series B preferred stock for a new Series B-1 preferred stock.

On May 2, 2001, the Company and its senior bank lenders entered into the Fourth Amended and Restated Credit Facility. See Note 5 for a description of the major amendment provisions and issuance of common stock warrants to the lenders.

In June 2001, the Company and holders of the Senior Subordinated Notes entered into an agreement that waived certain defaults and amended certain terms of the notes. See Note 5 for a description of the major changes in this agreement.

In addition, the Company has taken steps to further reduce operating costs. Such actions include, among other things:

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

On July 25, 2001, the Company's Cicero, Illinois foundry experienced a partial roof collapse. Operations have since started after an approximately two-week interruption. The Company believes all costs to repair the facility, damaged equipment and related business interruption costs will be recovered under its insurance policies.

Recently released U.S. freight car statistics for the second quarter of 2001 show the lowest levels of orders, deliveries and backlog of new freight cars in over a decade. This trend has resulted in excess capacity that is having a negative impact on the Company. The Company has responded to this severe market downturn by reducing the number of operating facilities and employees. While the financial arrangements completed on May 2, 2001 have provided some financial flexibility, there is only a small amount of unused availability under the U.S. senior bank revolving credit agreement at this point in time ($1.9 million as of August 10, 2001). The Company has met its obligations to date by managing the collection of its receivables, reducing inventory levels, significantly reducing capital expenditures and controlling operating expenses. The ability of the Company to continue as a going concern in the near term is dependent upon having available financing and in the longer term is dependent upon generating positive cash flow. While management has taken a number of actions to reduce costs and conserve cash, certain economic and other future conditions are not in the Company's control; and as such, no assurance can be given that the Company will be successful in its efforts to generate positive cash flow. Accordingly, the Company is exploring a number of alternatives, which include, among others, one or more transactions of a financing or operating nature or a sale of assets in a further attempt to reduce debt and/or to provide additional cash resources during this downturn. However, there can be no assurances that any of these alternatives, including possible asset dispositions and cost cutting initiatives, will be successful or that such alternatives will not result in significant impairment or other changes in the near term future.

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

4.  BUSINESS  AND  MAJOR  ASSET  DISPOSITIONS

In 2000, the Company adopted a formal plan to sell its Flow and Specialty Products assets and businesses, which produced and sold steel and high alloy valve and related castings. Accordingly, the results of the Flow and Specialty segment have been reflected as Discontinued Operations in the accompanying financial statements. Net sales from discontinued operations for the first six months of 2001 and 2000 were $23.8 million and $43.9 million, respectively. Discontinued operations results do not include an allocation of general corporate or interest expense. On May 2, 2001, the Company sold this business to Matrix Metals LLC (a new company formed by members of the management of the business and FS) for $24.0 million subject to a purchase price adjustment for any decrease from net assets as defined. The sales price was in excess of the carrying value of the net assets sold and includes a seven year $4.0 million junior subordinated note bearing interest at 8% per annum. The Company realized a $1.9 million after-tax gain on this sale.

Assets and liabilities of the Flow and Specialty segment consisted of the following at December 31, 2000 (in thousands):






                                     DEC. 31, 2000
                                     --------------
Accounts receivable, net. . . . . .  $        9,955
Inventories . . . . . . . . . . . .           3,976
Prepaid expenses. . . . . . . . . .              67

Property, plant, and equipment, net          18,568
                                     --------------
Total assets. . . . . . . . . . . .          32,566

Accounts payable. . . . . . . . . .           9,150
Accrued expenses. . . . . . . . . .           1,369
Term debt . . . . . . . . . . . . .             233
                                     --------------
Net assets to be disposed of. . . .  $       21,814
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

In February 2001, the Company sold its freight railroad and transit signaling systems and services business for a cash sales price of $21.1 million, subject to a purchase price adjustment based on final net assets purchased. Of the net proceeds, $18.5 million was used to permanently reduce outstanding borrowing commitments under the Credit Facility. As sale proceeds were insufficient to completely cover non deductible goodwill related to the business, the Company recorded in December 2000 an impairment charge of $1.8 million. Additionally, the Company recorded a December 2000 deferred income tax charge of $2.5 million related to the estimated taxable gain incurred upon the sale. The Company is currently in discussions with the buyer over the determination of the final net assets acquired. The buyer has asserted claims aggregating approximately $5.7 million on the purchase balance sheet. The Company believes that the purchase balance sheet was prepared in accordance with the terms of the purchase agreement. No assurances, however, can be given on this outcome, nor can the Company reasonably estimate if any adjustment to the net acquired assets may be required. Any such adjustment to the net assets acquired will result in an adjustment to the Company's recorded after-tax loss on the sale of this business. The Company believes this issue will be resolved during 2001. The Company also retained certain contracts and other receivables of the signaling business, primarily related to various completed contracts and other projects in progress. Retained receivables aggregated $18.4 million as of the sale date. Because the Company no longer has a continuing interest in the signaling business, collection of these receivables is expected to be hampered. Accordingly, the Company recorded a $6.0 million reserve in December 2000 reflecting management's best estimate of the collectibility of these amounts. As of June 30, 2001 the net book value of the retained receivables is $10.6 million, reflecting ongoing collection efforts.


5.     DEBT

 CREDIT  FACILITY
-----------------

At the merger date on February 19, 1999, the Company entered into a senior secured loan agreement (the "Credit Facility") with a group of banks to finance North American operations. Substantially all of the Company's North American assets, including the stock of certain subsidiaries, have been pledged as security for the Credit Facility.

During late 1999 and 2000, the Company entered into a number of amendments, restatements and waivers of the Credit Facility. The primary results of those changes included a) the modification of several financial covenants that the Company otherwise would not have been in compliance with as of October 31, 1999, December 31, 1999 or September 30, 2000; b) the modification of the pricing grid which had the effect of increasing the applicable interest rates and lender fees; c) the establishment of scheduled commitment reductions and d) the release of certain collateral related to the Company's Mexican subsidiary. The Company was not in compliance with several of the financial covenants under the Credit Facility as of December 31, 2000 and March 31, 2001.

Accordingly, on May 2, 2001, the Company negotiated a further amendment of the Credit Facility with its senior lenders. The primary terms of this amendment include a) a waiver for all financial covenant and other provision violations as of December 31, 2000 through May 2, 2001, b) acceleration of the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) approval of the FS Bridge Note, d) maximum aggregate commitments and outstanding borrowings permanently reduced to $152 million on December 31, 2001 and $150 million by April 2002 e) mandatory prepayments and further permanent reductions of maximum commitments required upon qualifying assets sales, tax refund, collections, equity and debt issuances (excluding FS Series C preferred stock and FS Bridge
Note) and upon incurrence of Excess Cash Flow, as defined, f) interest rates increased, for all borrowings, to Prime plus 2.75%, g) certain additional collateral required, h) default provisions were modified, including additional provisions regarding the FS Bridge Note, and i) existing covenants were replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $0.8 million was paid on the date of the amendment and a similar amount is due at final maturity. The weighted average interest rate on the $146.2 million of debt outstanding as of June 30, 2001 under the Credit Facility was 9.5%. The amount of availability under the Credit Facility as of June 30, 2001 was $4.1 million.

The rolling minimum EBITDA covenant applies for the first time for the two month period ending June 30, 2001 and requires EBITDA to be no less than $2.2 million for that two month period. Actual EBITDA for covenant compliance purposes was $3.6 million. The loan to value covenant requires a minimum ratio of 1.24 of eligible receivables, inventories and property values to maximum loan commitment. The actual ratio at June 30, 2001 was 1.30. As such, the Company was in compliance with these and all other covenants under the Credit Facility as of June 30, 2001. However, as existing weak market conditions continue in the rail industry, there can be no assurance that the Company will continue to meet these financial covenants in future periods. Accordingly, the Company has reflected all current borrowings as short-term obligations. A failure to meet future covenants could in turn result in the Company's lenders accelerating payment of borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

The senior lenders also received in connection with the May 2, 2001 amendment of the Credit Facility warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at $0.01 per share. The warrants and resulting common shares are redeemable by the Company at the holder's option after five years at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock. The value of these warrants, $1.0 million upon issuance, is reflected in the accompanying balance sheets as additional deferred financing costs within other non-current assets. Changes in the value of these warrants are reflected as non-operating gains or losses in the period of change.


SENIOR  SUBORDINATED  NOTES
---------------------------

On February 1, 1997 and December 23, 1997 the Company issued $50 million of 9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes (the "Notes") respectively. As a result of an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control, as defined. The indenture under which the Notes were issued limits the Company's ability to
(i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

Pursuant to the Notes indentures, the Company was required to meet certain financial covenants including minimum operating coverage, minimum consolidated net worth and, upon issuance of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances.

In June 2001, the Company successfully completed an amendment of its Notes. Holders of the Notes approved, among other things, a) an increase of the interest rate to 11 1/2% effective January 1, 2001 b) suspension of the Operating Coverage Ratio covenant, as defined, until March 31, 2002 and then gradually increase the minimum required ratio back to 1.8:1.0 and c) deletion of the Consolidated Net Worth covenant, as defined. Additionally, the Company was granted a waiver of all defaults under the Notes as of December 31, 2000 and through June 30, 2001. The Company paid each consenting holder a fee of $10 for each $1,000 principal amount of the holder's Notes, which totaled $0.6 million. Additional amendment fees of $0.6 million were reflected as additional interest expense in the second quarter.


FS  BRIDGE  NOTE
----------------

On May 2, 2001, the Company received a $15 million secured, short-term loan due in January 2002 from certain investment funds managed by FS (the "FS Bridge Note"). There were no requirements to use any portion of the net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company retained these funds for general corporate purposes, primarily to fund its current working capital needs. The FS Bridge Note was repaid on June 26, 2001 with proceeds from the issuance of a new series of redeemable, convertible preferred stock purchased by funds managed by FS. Accrued interest ($0.2 million) on these notes was rolled into a new non-interest bearing note due in January 2003.


6.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventory costs include material, labor and manufacturing overhead. Inventories at June 30, 2001, and December 31, 2000, consisted of the following (in thousands):




                                      June 30,   Dec. 31,
                                        2001       2000
                                      ---------  ---------
  Raw materials. . . . . . . . . . .  $  36,207  $  39,476
  Supplies and spare parts . . . . .      7,662      7,966
  Work in process and finished goods     35,131     50,052
                                      ---------  ---------

                                      $  79,000  $  97,494
                                      =========  =========


7.     PREFERRED  STOCK

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by FS for $30 million. The preferred stock had certain voting rights and paid dividends at the rate of 8% per annum accrued semi-annually to be paid in the form of common stock or cash, at the discretion of the Company. The preferred stock was convertible into common stock at the average closing price of the Company's common stock for the thirty trading days ending February 17, 2000, which was $9.00 per share. The preferred stock could have been converted into common shares at the Company's option under certain conditions at any time three years after issuance. The net proceeds received from the sale of preferred stock were applied to reduce the outstanding indebtedness under the Credit Facility.

While the conversion price could have changed under specific conditions, the $9.00 per share price on the date that the Company and the preferred stock holders were committed to completing the transaction represented a discount from the market value of the underlying common stock on that date by an aggregate $11.9 million. This discount represents the value of the beneficial conversion feature of the preferred stock. Accordingly, the Company initially recorded the value of the preferred stock as $18.1 million with the $11.9 million credited to Additional Paid-In Capital, offset by $1.6 million in fees paid to ING Furman Selz Investments. Since the preferred stock is convertible at any time at the holders' option, this discount also represents an immediate deemed dividend to those holders at the date of issuance. Accordingly, upon issuance, the Company also recorded a $11.9 million dividend to these holders.

As part of the May 2, 2001 transactions, the Company paid 40% of the outstanding accumulated Series B dividends ($1.1 million) in cash. The Company then exchanged the outstanding shares of Series B preferred stock and remaining accumulated dividends for 317,098 shares of Series B-1 preferred stock. The
Series B-1 preferred stock has terms similar to the Series B preferred stock except that the Series B-1 stock has an annual dividend rate of 10% and becomes redeemable at the holder's option under certain change of control conditions at a premium conversion price payable in common stock. Dividend payments can be deferred until April 2003. Such deferrals (in the form of common stock) as of June 30, 2001 were $0.5 million.

On June 26, 2001 the Company issued 150,000 shares of Series C redeemable, convertible preferred stock ($1.00 par value) to private equity funds managed by FS for $15 million. The Series C preferred stock; a) pays dividends at a rate of 10% per annum payable semi-annually in cash except that the first two years of dividends can be deferred and paid in April 2003, b) is convertible at a price equal to $2.50 per share of the Company's common stock, c) is callable at the Company's option upon certain events and d) is redeemable at the holder's option at $200 per share plus any accumulated dividends, if any, in the event of a change in control, as defined. Also upon issuance of the preferred stock, FS received immediately exercisable warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. These warrants were valued at $5.7 million (net of issuance costs of $0.4 million) and are reflected as a separate line item within Stockholders' Equity. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will become exercisable for every quarter beginning July 1, 2001 if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the Company has occurred by the end of such quarters. In any event, the holders of the additional warrants will not receive more than 6.0 million shares pursuant to the additional warrants. The value of these additional warrants will be accounted for as special preferred stock dividends as they become exercisable. As of June 30, 2001, the Company's EBITDA for the preceding twelve month period was less than $70 million and 750,000 additional warrants valued at $0.8 million, became exercisable on July 1, 2001. The warrants also contain anti-dilution provisions for certain changes in the Company's equity securities.

8.     NONRECURRING  LOSSES  (GAINS)
Nonrecurring losses (gains) for the three and six months ended June 30, 2000 and 2001 consisted of the following (in thousands):



                     Three Months Ending         Six Months Ending
                             June 30,                 June 30,
                       ----------------------   ------------------
                          2001        2000          2001     2000
                       ---------------------  --------------------

Restructuring charges.  $9,169      $    -         $9,169   $1,589
Insurance proceeds in
 excess of fire losses    (609)          -           (609)       -
                        --------------------       -------  ------
                       $ 8,560      $    -         $8,560   $1,589
                        =======     =======       =======   ======




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

The Company recorded restructuring charges of $9.2 million during the six months ending June 30, 2001 consisting of $6.8 million of severance and related benefit costs for salaried and hourly workforce reductions, $0.7 million in ongoing facility costs associated with the relocation of the corporate headquarters and $1.7 million of additional costs associated with prior restructuring initiatives.

Planned permanent reductions in employment levels resulted in a charge of $6.8 million, representing cash severance and related benefit costs for approximately 100 salaried employees and approximately 200 hourly plant employees throughout the Company. As of June 30, 2001, $1.5 million of costs have been paid. Approximately 97% of the remaining payments will occur in the next six months, with some payments continuing through 2005 for certain severed employees.

An additional $1.7 million provision was recorded in 2001 related to prior restructuring initiatives, primarily related to the Company's closed facility in Melrose Park, Illinois which was not sold as quickly as initially expected. The Company estimates that the Melrose Park facility will be sold in the third quarter of 2001.

The following table is a summary roll forward of the restructuring reserves recorded in 2001 (in millions):





                                              Aggregate
                                                Charge     Payments   Balance
                                              ----------  ----------  --------
Cash provisions:
   Employee severance & benefits . . . . . .  $      7.1  $    (1.5)  $    5.6
   Idle facility and property disposal costs         2.1       (0.7)       1.4
                                              ----------  ----------  --------
      Total cash costs . . . . . . . . . . .  $      9.2  $    (2.2)  $    7.0
                                              ==========  ==========  ========


The Company recorded restructuring charges of $10.8 million during 2000, of which $1.6 million was recorded in the six months ending June 30, 2000. The restructuring charges consisted of costs associated with the planned closing of its Melrose Park, Illinois plant ($2.8 million), additional costs associated with prior restructuring initiatives ($1.1 million), and severance and related benefit costs for permanent salaried and hourly workforce reductions ($6.9 million).

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

Planned permanent reductions in employment levels resulted in a charge of $6.9 million, representing cash severance and related benefit costs for approximately 90 salaried employees and 30 hourly plant employees throughout the Company, including its closed Verona, Wisconsin offices, and required cash severance payments made to approximately 340 production employees at the Company's Sahagun, Mexico facility. As of June 30, 2001, $4.8 million of costs have been paid. The majority of the remaining payments will occur in 2001, with some payments continuing through 2002 for certain severed employees.

The following table is a summary roll forward of the restructuring reserves recorded in 2000 (in millions):




                                              Aggregate
                                                Charge     Payments   Balance
                                              ----------  ----------  --------
Cash provisions:
   Employee severance & benefits . . . . . .  $      7.3  $    (4.8)  $    2.5
   Idle facility and property disposal costs         2.2       (2.2)       0.0
                                              ----------  ----------  --------
      Total cash costs . . . . . . . . . . .         9.5  $    (7.0)  $    2.5
                                                          ==========  ========
Non-cash asset write-downs . . . . . . . . .         1.3
                                              ----------
      Total. . . . . . . . . . . . . . . . .  $     10.8
                                              ==========



On June 29, 2001, the Company experienced a fire at a storage facility located on its Leven, Scotland property. The building damaged by the fire was used mainly to store equipment maintenance parts and tooling and some patterns. The Company recorded a $0.6 million gain on insurance proceeds in the second quarter of 2001. Additional insurance proceeds over and above the carrying values of lost parts, tooling and patterns may be forthcoming. The Company experienced some business interruption in the weeks following the fire, but the main production facility was not affected.



9.     BUSINESS  SEGMENT  INFORMATION

On April 3, 2001, the Board of Directors approved a management change that appointed the Company's former Chief Operating Officer and President as the new Chief Executive Officer. With that management change, the Company reevaluated its operations and business segment reporting. In the second quarter of 2001, a change was made from the previous two continuing business segments to three in order to more properly evaluate and manage the Company's operations. All comparable results from previous periods have been restated to conform to the new segment reporting.

The  Company  currently conducts its operations through three business segments:
Rail Products, Rail Services and Track Products. In late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment which was sold on May 2, 2001. The Company's three distinct business segments generally serve the rail market. They are managed separately since each business requires different technology, servicing and marketing strategies. The following describes the types of products and services from which each segment derives its revenues:

Rail  Products                    Freight  car  and  locomotive  castings
Rail  Services                    Wheel  set  mounting  and  assembly
Track  Products                   Specialty  trackwork

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

Corporate headquarters primarily provides support services to the operating segments. The costs associated with these services include interest expense, income tax expense (benefit), and non-recurring losses and gains, among other costs. These costs are not allocated to the segments and are included within ''Other'' below.

The following tables present a summary of operating results by segment and a reconciliation to the Company's consolidated totals (in thousands):





                                             Three Months Ending       Six Months Ending
                                                   June 30,                 June 30,
                                            ---------------------     -----------------
                                              2001           2000       2001       2000
                                           -------         ------     ------      ------
REVENUES
----------------------------
Rail Products. . . . . . . .  $             40,013   $      71,312   $ 89,912   $150,467
Rail Services. . . . . . . .                32,686          38,257     65,538     73,598
Track Products . . . . . . .                26,703          29,972     48,379     53,781
Elimination and Other. . . .                (1,976)         (5,220)    (3,690)    (9,703)
                              ---------------------  --------------  ---------  ---------
Continuing Operations. . . .                97,426         134,321    200,139    268,143
Flow and Specialty Products.                 4,733          20,733     23,753     43,889
                              ---------------------  ---- ---------  ---------  ---------
  Total. . . . . . . . . . .  $            102,159   $     155,054   $223,892   $312,032
                              =====================  ==============  =========  =========


                                                Three Months Ending. . .  Six Months Ending
                                                    June 30, . . . . . . . .  June 30,
                                           ----------------------------  --------------
                                              2001          2000       2001       2000
                                           --------        ------     ------     ------
OPERATING INCOME (LOSS)
----------------------------
Rail Products. . . . . . . .  $             (9,178)  $      3,582   $(16,168)  $  7,820
Rail Services. . . . . . . .                 3,116          4,580      5,946      9,342
Track Products . . . . . . .                   249            897     (1,186)       651
Nonrecurring losses. . . . .                (8,560)             -     (8,560)    (1,589)
Other. . . . . . . . . . . .                (6,314)        (5,785)   (12,013)   (10,720)
                              ---------------------  -------------  ---------  ---------
Continuing Operations. . . .               (20,687)         3,274    (31,981)     5,504
Flow and Specialty Products.                 1,993          1,579      2,308      3,582
                              ---------------------  -------------  ---------  ---------
  Total. . . . . . . . . . .  $            (18,694)  $      4,853   $(29,673)  $  9,086
                              =====================  =============  =========  =========



10.     NEW  ACCOUNTING  PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income
(loss) in the case of certain hedges. On June 30, 2001, the Company's financial statements reflect liabilities of $1.6 million with an offset to Other Comprehensive Income to reflect adoption of SFAS No.133 for certain interest rate swap contracts.

On July 20, 2001, the FASB issued statement No. 141, "Business Combinations" and statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This has no immediate effect on the Company. With the adoption of statement No. 142 as of January 1, 2002, existing goodwill on the Company's books will no longer be amortized. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Net goodwill carrying value for the Company as of June 30, 2001 is $7.7 million. Amortization of goodwill for the three and six month periods ended June 30, 2001 was $0.1 million and $0.3 million, respectively.




11.     UNCONSOLIDATED  JOINT  VENTURE

In May 1996, the Company entered into a joint venture with China's Ministry of Railroads to establish the Datong ABC Castings Company, Ltd ("Datong"). The joint venture manufactures wheels in China primarily for the Chinese railway markets. The Company's contribution of its 40% share in Datong consists of technical know-how, expertise and cash. The cash funding was used to construct a manufacturing facility, which became operational in early 1999. The intangible component of the Company's contribution was valued at $1.8 million and such amount is ratably being recognized as additional equity earnings. The Company earns royalties on certain sales from this venture. The Company's investment in Datong was $10.5 million as of June 30, 2001.

Summarized financial information for Datong for the three and six months ended June 30, 2001, and 2000 is as follows (in thousands):



                             Three Months Ending   Six Months Ending
                                   June 30,              June 30,
                              --------------------  --------------
                              2001           2000     2001     2000
                         ---------     ----------  -------  -------

Net sales. .  $              7,906  $       6,216  $16,782  $11,513
Gross profit                 2,236          1,426    4,570    2,224
Net income .                 1,576            720    3,288      877


12.  SUPPLEMENTAL  CASH  FLOW

A  summary  of  supplemental  cash  flow  information  follows  (in  thousands):



                                            Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                             -----------------        -----------------
                                              2001         2000         2001      2000
                                          -----------  ------------  -------   --------
Interest paid in cash. . . . . . . .  $         7,683  $       5,033  $15,191  $11,580
                                      =================== ==========  =======  ========

Income taxes paid (refunds
 received) in cash . . . . . . . . .  $           376  $          89  $   334  $(1,409)
                                      ===============  =============  =======  ========

Proceeds from the
sale of Cincinnati facility. . . . .  $             -  $           -  $   581  $     -
                                      ===============  =============  =======  ========

Disposition of Businesses (Note 4):

 Working capital . . . . . . . . . .  $         4,151              -  $11,729        -
 Property, plant and . . . . . . . .                -
  equipment. . . . . . . . . . . . .           14,061              -   16,055        -
 Other noncurrent assets . . . . . .            1,397              -   11,174        -
                                      ---------------  -------------  -------  --------
   Net assets sold . . . . . . . . .           19,609              -   38,958        -
Consideration:
  Note receivable. . . . . . . . . .            4,000              -    4,000        -
  Cash, net of selling
  expense. . . . . . . . . . . . . .           18,690              -   38,039        -
                                      ---------------  -------------  -------  --------
    Gain (loss). . . . . . . . . . .  $         3,081  $           -  $ 3,081  $     -
                                      ===============  =============  =======  ========

ITEM  2


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

ABC-NACO is one of the world's leading suppliers of technologically advanced products to the rail industry. With four technology centers around the world, ABC-NACO holds market positions in the design, engineering and manufacture of high-performance freight car, locomotive and passenger suspension and coupling systems, wheels and mounted wheel sets. The Company also supplies railroad and transit infrastructure products and services and technology-driven specialty track products. It has offices and facilities in the United States, Canada, Mexico, Scotland, Portugal and China.

In  December  2000,  the Company sold its 50% interest in Anchor Brake Shoe LLC.
In February 2001, the Company sold its freight railroad and transit signaling systems and services business. Also, in late 2000, the Company decided to discontinue the operations of its Flow and Specialty Products segment. On May 2, 2001, this segment was sold to Matrix Metals LLC, a new company formed by members of the Division's management and investment funds managed by Furman Selz Private Investments ("FS"). This segment primarily supplied steel and high alloy valve and related castings for industrial flow control systems. The operating results of this segment have been reflected as discontinued operations in the accompanying statements of operations.

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

CURRENT  BUSINESS  SITUATION

The Company has incurred large operating losses in 2000 and through June 30, 2001, and has experienced increasing cash flow constraints since the second half of 2000. Some of the Company's businesses have been adversely impacted by several industry issues, including, among other things, a dramatic decline in the new freight railcar and locomotive building industry, higher fuel costs and general decline in the overall United States economy. Due to these and other conditions, the Company's financial strength has deteriorated leading to a reduction in the Company's operating flexibility. The Company responded to these conditions during 2000 and early 2001 by initiating or completing several restructuring and new financing plans, selling non-core business operations and assets and negotiating and amending various terms under its major lending agreements. However, the especially difficult operating environment during the fourth quarter of 2000 and first six months of 2001, and the resulting pressure on the Company's financial covenants and liquidity, has led to the Company taking additional actions in order to improve its overall viability as a business concern.

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

As further described in Note 4 to the Consolidated Financial Statements, on February 23, 2001, the Company sold its freight, railcar and transit signaling systems and services business for approximately $21.1 million and, on May 2, 2001, sold its Flow and Specialty Products business for $24.0 million. A significant portion of the proceeds from these sales were used to permanently reduce outstanding borrowing commitments under the Company's primary bank credit facility (the "Credit Facility").

The Company and FS Private Investments LLC ("FS") entered into a short term secured note for $15.0 million on May 2, 2001 which was repaid with proceeds from the issuance of Series C preferred stock on June 26, 2001. The proceeds ($13.0 million net of fees paid) of the loan were used for general corporate purposes, primarily for working capital needs. See Note 5 to the Consolidated Financial Statements for a complete description of the short-term note agreement and Note 7 to the Consolidated Financial Statements for the provisions of the Series C preferred stock and the exchange of Series B preferred stock for a new Series B-1 preferred stock.

On May 2, 2001, the Company and its senior bank lenders entered into the Fourth Amended and Restated Credit Facility. See Note 5 to the Consolidated Financial Statements for a description of the major amendment provisions and issuance of common stock warrants to the lenders.

In June 2001, the Company and holders of the Senior Subordinated Notes entered into an agreement that waived certain defaults and amended certain terms of the notes. See Note 5 to the Consolidated Financial Statements for a description of the major changes in this agreement.

In addition, the Company has taken steps to further reduce operating costs. Such actions include, among other things:

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

On July 25, 2001, the Company's Cicero, Illinois foundry experienced a partial roof collapse. Operations have since started after an approximately two-week interruption. The Company believes all costs to repair the facility, damaged equipment and related business interruption costs will be recovered under its insurance policies.

Recently released U.S. freight car statistics for the second quarter of 2001 show the lowest levels of orders, deliveries and backlog of new freight cars in over a decade. This trend has resulted in excess capacity that is having a negative impact on the Company. The Company has responded to this severe market downturn by reducing the number of operating facilities and employees. While the financial arrangements completed on May 2, 2001 have provided some financial flexibility, there is only a small amount of unused availability under the U.S. senior bank revolving credit agreement at this point in time ($1.9 million as of August 10, 2001). The Company has met its obligations to date by managing the collection of its receivables, reducing inventory levels, significantly reducing capital expenditures and controlling operating expenses. The ability of the Company to continue as a going concern in the near term is dependent upon having available financing and in the longer term is dependent upon generating positive cash flow. While management has taken a number of actions to reduce costs and conserve cash, certain economic and other future conditions are not in the Company's control; and as such, no assurance can be given that the Company will be successful in its efforts to generate positive cash flow. Accordingly, the Company is exploring a number of alternatives, which include, among others, one or more transactions of a financing or operating nature or a sale of assets in a further attempt to reduce debt and/or to provide additional cash resources during this downturn. However, there can be no assurances that any of these alternatives, including possible asset dispositions and cost cutting initiatives, will be successful or that such alternatives will not result in significant impairment or other changes in the near term future.


RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED  JUNE  30,  2001  COMPARED  TO  THREE  MONTHS JUNE 30, 2000

Net Sales. Consolidated net sales from continuing operations decreased $36.9 million or 27.5% to $97.4 million in the second quarter of 2001. New freight car orders and deliveries for the rail industry in the quarter were at their lowest levels in over a decade, significantly and adversely impacting sales for the Company's Rail Products segment, which manufactures side frames, bolsters, wheels and other components primarily sold to this market. Competitive pressure on selling prices and an unfavorable product mix also negatively impacted sales levels for the 2001 quarter. Sales in the Rail Products segment of $40.0 million in the quarter were $31.3 million or 43.9% lower than the corresponding period in 2000, accounting for almost 85% of the Company's consolidated sales shortfall versus last year. This segment was also impacted by a labor stoppage at the Company's Sahagun, Mexico facility that started at the end of May 2001 and is continuing. The Company estimates that $3.0 million of sales in June 2001 were delayed or lost due to the disruption of the work stoppage. The Company has shifted production requirements to its other foundries to accommodate the majority of customer requirements. Rail Services sales of $32.7 million were $5.6 million or 14.6% lower than last year for the second quarter. The low new freight car build rate in the industry also impacts this segment which supplies wheel sets for new cars as well as servicing used wheel sets on a continuing replacement basis. Track Products sales of $26.7 million in 2001 were 10.9% or $3.3 million below prior year partly due to lower volumes of track repair activity. A further reason for the decline in sales was the sale of the Company's former Rail Systems Division in the first quarter of 2001, which had sales of $5.1 million in the second quarter of the prior year.

Gross Profit. Consolidated gross loss from continuing operations of $1.3 million compares to a gross profit of $16.8 million in the corresponding quarter of 2000. Results for the second quarter of 2001 have been dramatically affected by the low sales levels resulting from the market decline. In addition, competitive pricing pressure has been intense, driving down the selling price and margin of a number of the Company's products. The low order volume and the results of inventory reductions did not allow the Company to absorb all of its fixed costs. Another factor is that the current order product mix is comprised of a lower percentage of the higher margin items than in the prior year quarter. The Company has closed or temporary idled a number of facilities in order to reduce costs. The costs of maintaining idled facilities amounted to approximately $3.0 million in the 2001 quarter. Rail Products lost $5.4 million in the 2001 quarter versus a profit of $8.9 million last year, due largely to depressed sales levels and some effect from the Sahagun, Mexico labor stoppage. Rail Services gross margin of $4.0 million was $1.4 million less than one year ago, largely due to a $1.2 million vendor rebate received in the second quarter of 2000. Track Products margin of $1.2 million was $0.9 million short of prior year, partly due to lower sales and the effect of moving production out of the Company's Superior, Wisconsin facility which has been idled as of mid-July 2001.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses decreased $2.7 million or 19.7% versus 2000, as a result of the Company's salaried workforce reduction programs initiated in late 2000 and continuing into 2001.

Nonrecurring losses. The Company recorded a restructuring charge of $9.2 million in the quarter ended June 30, 2001 consisting of $6.8 million of severance and related employee benefit costs, $0.7 million in ongoing lease costs for the Company's former corporate office and $1.7 million of additional costs associated with prior restructuring initiatives. The added costs for prior restructure initiatives are primarily for the Company's closed Melrose Park, Illinois facility which was not sold as quickly as initially planned. The restructuring charge was offset by a $0.6 million gain from insurance proceeds in excess of losses from a fire at its Leven, Scotland facility.

Equity Income of Unconsolidated Joint Ventures. The Company's income from its equity investments in joint ventures of $0.7 million in 2001 is slightly lower than the $0.9 million realized in 2000. Second quarter 2001 earnings from the China wheel business of $0.9 million were partially offset by a $0.2 million write-off of the Company's investment interest in a small joint venture in Mexico that was dissolved during the quarter.

Interest  Expense.    Interest expense increased $1.4 million to $7.7 million in
2001. This increase was primarily attributable to costs associated with the new and revised financing facilities entered into on May 2, 2001.

Income Tax Benefit. The 2001 income tax benefit of $1.3 million is an offset to the income tax provision associated with earnings from the discontinued Flow and Specialty Products segment. The Company continues to recognize a full valuation allowance on its deferred income tax assets as of June 30, 2001 and has not recorded a tax benefit on its losses in the income statement due to the uncertainty of the Company to generate sufficient taxable income in the future to fully utilize the prior losses.

Discontinued  Operations      The  discontinued  Flow  and  Specialty  Products
business was sold on May 2, 2001 and as such, second quarter 2001 sales and corresponding results of operations reflect only one month of activity prior to the sale versus a full quarter in 2000. The Company recorded a $1.9 million after tax gain on the sale of the business in the 2001 quarter as part of the discontinued operations.

Net Loss. The net loss of $24.5 million or $1.31 per share in 2001 compares to the 2000 net income of $0.2 million or $0.02 per share (including the effect of the issuance of the Series B preferred stock and related dividends in 2000), due to the factors described above.


SIX  MONTHS  ENDED  JUNE  30,  2001  COMPARED  TO  SIX  MONTHS  JUNE  30,  2000

Net Sales. Consolidated net sales from continuing operations of $200.1 million decreased $68.0 million or 25.4% versus the first half of 2000. Low market volumes, principally in the Rail Products segment and competitive pricing continues to impact sales comparisons year-to-year. Rail Products sales of $89.9 million were $60.6 million or 40.2%, lower than the prior year and accounted for 89% of the total consolidated shortfall to prior year, reflecting the impact of depressed new car build rates in the industry and an estimated $3.0 million of delayed or lost sales due to the work stoppage at the Company's Sahagun, Mexico facility which is continuing since late May 2001. Rail Services sales of $65.5 million were $8.1 million or 11.0% down from last year. The low new car build rate has also impacted this segment which supplies new wheel sets as well as refurbished wheel sets to the industry. Track Products sales of $48.4 million were $5.4 million or 10.0% less than prior year. In the first half of 2000, the former Rail Systems group had $11.2 million in sales versus $1.8 million in 2001 prior to the sale of this business on February 23, 2001.

Gross Profit. Consolidated gross loss from continuing operations of $0.8 million was $33.9 million below prior year. Reduced sales levels and the effect on the Company's ability to absorb fixed overhead costs, the Sahagun, Mexico strike, competitive pricing, unfavorable product mix and idle facility costs in the second quarter of 2001 have impacted overall margins for the Company. Rail Products lost $8.5 million on the gross profit line versus a profit of $18.2 million in 2000. Reduced selling prices in combination with significantly lower volume and unfavorable product mix account for approximately $17.0 to $20.0 million of the variance. In addition, the Company has absorbed over $3.0 million of idle facility costs in its results for 2001 and the Sahagun, Mexico work stoppage resulted in approximately $1.5 million of the margin shortfall. Rail Services gross profit of $7.8 million was $3.1 million below last year, due mainly to reduced sales levels. Also in the comparable period of 2000, the Company recorded a $1.2 million vendor rebate. Track Products margin of $0.9 million was $2.1 million lower than last year, due to reduced sales and the shifting of production requirements out of a facility that was idled in July 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.4 million or 13.1% versus 2000 due to planned headcount reductions and cost controls initiated by the Company in late 2000 and into 2001.

Nonrecurring losses. The Company recorded a restructuring charge of $9.2 million in the quarter ended June 30, 2001 consisting of $6.8 million of severance and related employee benefit costs, $0.7 million in ongoing lease costs for the Company's former corporate office and $1.7 million of additional costs associated with prior restructuring initiatives. The added costs for prior restructure initiatives are primarily for the Company's idled Melrose Park, Illinois facility, which was not sold as quickly as initially planned. The 2001 restructuring charge was offset by a $0.6 million gain from insurance proceeds in excess of losses from a fire at its Leven, Scotland facility. In the first quarter of 2000, the Company recorded a $1.6 million charge for merger and other restructuring related actions.

Equity Income of Unconsolidated Joint Ventures.    The Company's income from its
equity investments in joint ventures of $1.3 million in 2001 is equal to the prior year investment earnings.

Interest Expense. Interest expense in 2001 of $15.7 million increased $2.9 million versus the first half of 2000. This increase was attributable to costs associated with the new and revised financing facilities entered into on May 2, 2001 and higher borrowing levels prior to the reduction of debt from proceeds received as part of the Company's sale of non-core assets.

Income Tax Benefit. The 2001 income tax benefit of $1.5 million is an offset to the income tax provision associated with earnings from the discontinued Flow and Specialty Products segment. The Company continues to recognize a full valuation allowance on its deferred income tax assets as of June 30, 2001 and has not recorded a tax benefit on its losses in the income statement due to the uncertainty of the Company to generate sufficient taxable income in the future to fully utilize the prior losses.

Discontinued  Operations     The  discontinued  Flow  and  Specialty  Products
business was sold on May 2, 2001 and as such, first half 2001 sales and corresponding results of operations reflect only four months of activity prior to the sale versus a full six months in 2000. The Company recorded a $1.9 million after tax gain on the sale of the business in the second quarter of 2001 as part of the discontinued operations.

Net Loss. The net loss of $42.6 million or $2.25 per share in 2001 compares to the 2000 net loss of $0.4 million or $0.67 per share (including the effect of the issuance of the Series B convertible preferred stock and related dividends in 2000), due to the factors described above.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

For the six months ended June 30, 2001, net cash used in operating activities totaled $8.9 million compared to net cash used in operating activities of $32.3 million in 2000. The decrease in operating cash outflows is due primarily to lower working capital levels. The Company's efforts to reduce inventory levels resulted in a $15.2 million source of cash in 2001 versus a $17.0 million use of cash in 2000.

Capital expenditures during the six months ended June 30, 2001 and 2000 were $5.3 million and $10.8 million, respectively. Capital spending for the balance of 2001 will remain at reduced levels versus last year as most of the major initiatives started in 1999 to improve operating processes are completed. In total, capital spending should be less than $12 million for 2001.

In February 2001, the Company sold its freight railroad and transit signaling systems and services business. Net proceeds received were $19.3 million of which $18.5 million was used to permanently reduce outstanding borrowings under the Credit Facility.

In May 2001, the Company sold its discontinued Flow and Specialty Products business. Net proceeds received were $18.7 million of which $17.0 million was used to permanently reduce outstanding borrowings under the Credit Facility.

DEBT

CREDIT  FACILITY
----------------

At the merger date on February 19, 1999, the Company entered into a senior secured loan agreement (the "Credit Facility") with a group of banks to finance North American operations. Substantially all of the Company's North American assets, including the stock of certain subsidiaries, have been pledged as security for the Credit Facility.

During late 1999 and 2000, the Company entered into a number of amendments, restatements and waivers of the Credit Facility. The primary results of those changes included a) the modification of several financial covenants that the Company otherwise would not have been in compliance with as of October 31, 1999, December 31, 1999 or September 30, 2000; b) the modification of the pricing grid which had the effect of increasing the applicable interest rates and lender fees; c) the establishment of scheduled commitment reductions and d) the release of certain collateral related to the Company's Mexican subsidiary. The Company was not in compliance with several of the financial covenants under the Credit Facility as of December 31, 2000 and March 31, 2001.

Accordingly, on May 2, 2001, the Company negotiated a further amendment of the Credit Facility with its senior lenders. The primary terms of this amendment include a) a waiver for all financial covenant and other provision violations as of December 31, 2000 through May 2, 2001, b) acceleration of the final maturity date of the facility from July 31, 2003 to January 5, 2003, c) approval of the FS Bridge Note, d) maximum aggregate commitments and outstanding borrowings permanently reduced to $152 million on December 31, 2001 and $150 million by April 2002 e) mandatory prepayments and further permanent reductions of maximum commitments required upon qualifying assets sales, tax refund, collections, equity and debt issuances (excluding FS Series C preferred stock and FS Bridge
Note) and upon incurrence of Excess Cash Flow, as defined, f) interest rates increased, for all borrowings, to Prime plus 2.75%, g) certain additional collateral required, h) default provisions were modified, including additional provisions regarding the FS Bridge Note, and i) existing covenants were replaced by a rolling, quarterly minimum EBITDA covenant, a maximum capital expenditure covenant, and a loan to value covenant, all as defined. An amendment fee of $0.8 million was paid on the date of the amendment and a similar amount is due at final maturity. The weighted average interest rate on the $146.2 million of debt outstanding as of June 30, 2001 under the Credit Facility was 9.5%. The amount of availability under the Credit Facility as of June 30, 2001 was $4.1 million.

The rolling minimum EBITDA covenant applies for the first time for the two month period ending June 30, 2001 and requires EBITDA to be no less than $2.2 million for that two month period. Actual EBITDA for covenant compliance purposes was $3.6 million. The loan to value covenant requires a minimum ratio of 1.24 of eligible receivables, inventories and property values to maximum loan commitment. The actual ratio at June 30, 2001 was 1.30. As such, the Company was in compliance with these and all other covenants under the Credit Facility as of June 30, 2001. However, as existing weak market conditions continue in the rail industry, there can be no assurance that the Company will continue to meet these financial covenants in future periods. Accordingly, the Company has reflected all current borrowings as short-term obligations. A failure to meet future covenants could in turn result in the Company's lenders accelerating payment of borrowings under the Credit Facility. If accelerated, the Company will be required to further refinance its existing indebtedness, seek additional financing, or issue common stock or other securities to raise cash to assist in financing its operations. The Company has no current commitments or arrangements for such financing alternatives, and there can be no assurances that such financing alternatives will be available on acceptable terms, or at all. The Company's inability to make any payments when due or to satisfy its financial covenants under its existing borrowing facilities could have a material adverse effect on the Company.

The senior lenders also received in connection with the May 2, 2001 amendment of the Credit Facility warrants to purchase up to two percent, on a fully diluted basis, of the Company's common stock at $0.01 per share. The warrants and resulting common shares are redeemable by the Company at the holder's option after five years at a per share price equal to the greater of a pre-determined fixed price or the market value per share of the Company's common stock. The value of these warrants, $1.0 million upon issuance, is reflected in the accompanying balance sheets as additional deferred financing costs within other non-current assets. Changes in the value of these warrants are reflected as non-operating gains or losses in the period of change.

SENIOR  SUBORDINATED  NOTES
---------------------------

On February 1, 1997 and December 23, 1997 the Company issued $50 million of 9 1/8% Senior Subordinated Notes and $25 million of 8 3/4 % Senior Subordinated Notes (the "Notes") respectively. As a result of an amendment in 2000, the interest rate on all Notes was increased to 10 1/2% effective October 1, 2000. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes will mature in 2004, unless repurchased earlier at the option of the Company at 100% of face value. The Notes are subject to mandatory repurchase or redemption prior to maturity upon a Change of Control, as defined. The indenture under which the Notes were issued limits the Company's ability to
(i) incur additional indebtedness, (ii) complete certain mergers, consolidations and sales of assets, and (iii) pay dividends or other distributions.

Pursuant to the Notes indentures, the Company was required to meet certain financial covenants including minimum operating coverage, minimum consolidated net worth and, upon issuance of certain new indebtedness, maximum funded debt to capitalization, all as defined. The 2000 amendment reduced the minimum interest coverage ratio from 2.4:1.0 to 1.8:1.0 effective September 30, 2000. For purposes of the covenant calculations, various adjustments are made to reported balances.

In June 2001, the Company successfully completed an amendment of its Notes. Holders of the Notes approved, among other things, a) an increase of the interest rate to 11 1/2% effective January 1, 2001 b) suspension of the Operating Coverage Ratio covenant, as defined, until March 31, 2002 and then gradually increase the minimum required ratio back to 1.8:1.0 and c) deletion of the Consolidated Net Worth covenant, as defined. Additionally, the Company was granted a waiver of all defaults under the Notes as of December 31, 2000 and through June 30, 2001. The Company paid each consenting holder a fee of $10 for each $1,000 principal amount of the holder's Notes, which totaled $0.6 million. Additional amendment fees of $0.6 million were reflected as additional interest expense in the second quarter.



FS  BRIDGE  NOTE
----------------

On May 2, 2001, the Company received a $15 million secured, short-term loan due in January 2002 from certain investment funds managed by FS (the "FS Bridge Note"). There were no requirements to use any portion of the net $13.0 million of proceeds from this borrowing to further reduce outstanding borrowings under the Credit Facility. As such, the Company retained these funds for general corporate purposes, primarily to fund its current working capital needs. The FS Bridge Note was repaid on June 26, 2001 with proceeds from the issuance of a new series of redeemable, convertible preferred stock purchased by funds managed by FS. Accrued interest ($0.2 million) on these notes was rolled into a new non-interest bearing note due in January 2003.

REDEEMABLE  SECURITIES
----------------------

On March 8, 2000, the Company issued 300,000 shares of Series B cumulative convertible preferred stock ($1 par value) to private equity funds managed by FS for $30 million. As part of the May 2, 2001 transactions, the Company paid 40% of the outstanding accumulated Series B dividends ($1.1 million) in cash. The Company then exchanged the outstanding shares of Series B preferred stock and remaining accumulated dividends for 317,098 shares of Series B-1 preferred stock. The Series B-1 preferred stock has terms similar to the Series B preferred stock except that the Series B-1 stock has an annual dividend rate of 10% and becomes redeemable at the holder's option under certain change of control conditions at a premium conversion price payable in common stock. Dividend payments can be deferred until April 2003. Such deferrals (in the form of common stock) as of June 30, 2001 were $0.5 million.


On June 26, 2001 the Company issued 150,000 shares of Series C redeemable, convertible preferred stock ($1.00 par value) to private equity funds managed by FS for $15 million. The Series C preferred stock; a) pays dividends at a rate of 10% per annum payable semi-annually in cash except that the first two years of dividends can be deferred and paid in April 2003, b) is convertible at a price equal to $2.50 per share of the Company's common stock, c) is callable at the Company's option upon certain events and d) is redeemable at the holder's option at $200 per share plus any accumulated dividends, if any, in the event of a change in control, as defined. Also upon issuance of the preferred stock, FS received immediately exercisable warrants to purchase 6.0 million shares of the Company's common stock at a price of $0.01 per share. These warrants were valued at $5.7 million (net of issuance costs of $0.4 million) and are reflected as a separate line item within Stockholders' Equity. Additional warrants to purchase 750,000 shares of common stock at a price of $0.01 per share will become exercisable for every quarter beginning July 1, 2001 if earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, for the preceding twelve month period is less than $70.0 million and no sale of the Company has occurred by the end of such quarters. In any event, the holders of the additional warrants will not receive more than 6.0 million shares pursuant to the additional warrants. The value of these additional warrants will be accounted for as special preferred stock dividends as they become exercisable. As of June 30, 2001, the Company's EBITDA for the preceding twelve month period was less than $70 million and 750,000 additional warrants, valued at $0.8 million, became exercisable on July 1, 2001. The warrants also contain anti-dilution provisions for certain changes in the Company's equity securities.

OTHER

The ongoing reduction in new freight car and locomotive build activity and weak economic factors within the rail industry continue to affect the Company's financial condition. As a result, the Company's loose wheel making facility significantly reduced production in late 2000 and has not produced new wheels since mid-February 2001. The Company is currently exploring options for the facility including an extended mothballing of the operation, a potential sale of the plant or a restart of production depending on certain market factors and volume levels. Absent a successful sale of this facility, ultimate realization of the related $31.7 million of net assets (as of June 30, 2001) is dependent upon (among other things) a return to more historically normal order levels. However, there can be no assurances that such transactions or conditions will occur or that they will allow for full realization of the assets at this facility.

The most significant component of construction in progress is the Company's investment in a rail hardening project. The machinery and equipment which has been built for this project is being stored pending completion of a revised business plan. The total investment to date for this project is $11.5 million, including $2.0 million of patents. The Company has recently increased its efforts on this project, but needs a partner to assist in the financing of the balance of the project in order to bring it into production. However, no assurances can be given that the project will reach successful completion on the anticipated time frame or at all.

NEW  ACCOUNTING  PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income
(loss) in the case of certain hedges. On June 30, 2001, the Company's financial statements reflect liabilities of $1.6 million with an offset to Other Comprehensive Income to reflect adoption of SFAS No.133 for certain interest rate swap contracts.

On July 20, 2001, the FASB issued statement No. 141, "Business Combinations" and statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This has no immediate effect on the Company. With the adoption of statement No. 142 as of January 1, 2002, existing goodwill on the Company's books will no longer be amortized. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Net goodwill carrying value for the Company as of June 30, 2001 is $7.7 million. Amortization of goodwill for the three and six month periods ended June 30, 2001 was $0.1 million and $0.3 million, respectively.

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

ITEM  3A--QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except as such risks relate to interest rate and foreign exchange rate fluctuations. As of June 30, 2001, the Company has long-term debt outstanding with a carrying value of $237.7 million (including current maturities of long-term debt). As described in Note 5 to Consolidated Financial Statements, certain of this indebtedness is classified at June 30, 2001 as a current obligation at the Company's discretion due to the difficult market conditions and their resulting impact on recent and future near term operating results.

From time to time, the Company enters into various interest rate swap and cap transactions for purposes of managing exposures to fluctuations in interest rates. Currently, the Company hedges a portion of its exposure to fluctuations in Prime interest rates through the use of a LIBOR based interest rate reversion swap. This swap effectively converts a portion of the Company's outstanding Credit Facility borrowings from a floating Prime rate to a fixed LIBOR rate of interest, up to a maximum trigger point, at which time these borrowings revert back to the floating Prime rate of interest. Variable rates are based on the 3 month Prime rate plus 2.75% and are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense. Maturity dates of interest rate swap and cap generally match those of the underlying debt agreements. At June 30, 2001, the Company had one interest rate protection agreement outstanding which expires in 2003, and covers a notional principal amount of $25 million. The fair value of this contract was an aggregate of $1.4 million liability at June 30, 2001.

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

Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its Cometna subsidiary located in Lisbon, Portugal. At June 30, 2001, the Company had approximately $1.6 million notional value of foreign currency option collar contracts outstanding with expiration dates through August, 2001, hedging U.S. dollar transactions within its Cometna, Portugal subsidiary. The fair value of these contracts was an aggregate of $1.4 million liability at June 30, 2001.

PART  II OTHER  INFORMATION

Item  1  Legal  Proceedings

The Company is subject to a variety of environmental laws and regulations governing discharges to air and water, the handling, storage and disposal of hazardous waste materials and the remediation of contamination associated with the releases of hazardous substances. Although the Company believes it is in material compliance with all of the various regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant cost to comply with such requirements. The Company employs responsible personnel at each facility, along with various environmental engineering consultants form time to time to assist with ongoing management of environmental, health and safety requirements.

The Company is also a party to various other legal proceedings arising in the ordinary course of business, none of which is expected in management's opinion, after consultation with legal counsel, to have a material adverse effect, either individually or in the aggregate, on the Company's consolidated financial position or results of operations. The Company is a defendant in a lawsuit filed in November 2000 by Amsted Industries, Inc. in the U.S. District Court for the Northern District of Illinois seeking unspecified damages for infringement of U.S. patents 5,724,564 and 5,954,114 which disclose methods for casting sideframes and bolsters for railtrucks. The Company denied those claims and filed counterclaims contesting, among other things, the patents' validity and enforceability and that alleging Amsted is guilty of inequitable conduct before the U.S. Patent Office. While the Company cannot predict with certainty the outcome of this lawsuit, management believes, after consultation with legal counsel, that the claims are without merit and intends to vigorously defend the case and pursue its separate counterclaims. Discovery is in process and a trial is scheduled in January 2002.


Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  -  Holders

On June 21, 2001, the Company held the 2001 Annual Meeting of the Shareholders (for the year ended December 31, 2000). The following matters were approved by shareholder:

1) Election to the Board of Directors for a three-year term one class of directors, consisting of Daniel W. Duval, Jean-Pierre M. Ergas, James L. Luikart and Vaughn W. Makary. The vote totals were as follows:

For          Withheld
---          --------
20,296,503          0

2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants. The votes cast for, votes cast against and abstentions were as follows:

For           Against               Abstain
---           -------               -------
17,771,354     1,950                 10,150

3) Approval of the issuance and sale of 150,000 shares of Series C Preferred Stock and Warrants to purchase up to 12,000,000 shares of common stock, as well as the issuance of the underlying shares of common stock issuable upon the conversion of the Series C Preferred Stock and upon the exercise of the Warrants. The votes cast for, votes cast against and abstentions were as follows:

                     For          Against     Abstain
                     ---          -------     -------
Common  Stock     13,802,076     1,524,835     93,152
Preferred  Stock     316,040             0          0

4) Approval of amendment to the restated certificate of incorporation to increase the number of authorized common stock from 25,000,000 to 100,000,000. The votes cast for, votes cast against and abstentions were as follows:

                      For         Against     Abstain
                      ---         -------     -------
Common  Stock    12,474,986      2,934,365     10,712

Item  6  -  (a)  Exhibits
                                  EXHIBIT INDEX

3.1     Certificate  of  Designation,  Preferences  and  Rights  of  Series  B-1
Cumulative     Convertible  Participating  Preferred  Stock

3.2     Certificate  of  Designation,  Preferences  and  Rights  of  Series  C
Cumulative     Convertible  Participating  Preferred  Stock

3.3     Certificate  of  Amendment  to  Certificate of Incorporation of ABC-NACO
Inc.

4.1     Amendment  No.  4  to  the  Rights  Agreement

4.2 Amended and Restated Investors Rights Agreement by and among ABC-NACO Inc. and the Investors set forth therein dated as of June 25, 2001

4.3     Form  of  Closing  Common  Stock  Purchase  Warrant  of  ABC-NACO  Inc.

4.4     Form  of  Additional  Common  Stock  Purchase  Warrant  of ABC-NACO Inc.

4.5     Form  of  Bank  Warrant  to  Purchase  Common  Stock  of  ABC-NACO  Inc.

4.6     Registration  Rights  Agreement  dated  as of May 2, 2001 among ABC-NACO
Inc.     and  the  Holders  of  Registerable  Securities

4.7     Fourth  Supplemental  Indenture  dated  as  of  May  18,  2001

Item  6  -  (b)  Reports  on  Form  8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ABC-NACO  Inc.



                                   /s/  Wayne  R.  Rockenbach
                                   --------------------------
                              Wayne  R.  Rockenbach
                              Senior  Vice  President
                              and  Chief  Financial  Officer


                                   /s/  Larry  A.  Boik
                                   --------------------
                              Larry  A.  Boik
                              Vice  President  and  Corporate  Controller
                              (Chief  Accounting  Officer)

                             Date:   August 14, 2001
                                  ------------------

                EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION  OF  DOCUMENT
------          -------------------------


3.1     Certificate  of  Designation,  Preferences  and  Rights  of  Series  B-1
Cumulative     Convertible  Participating  Preferred  Stock

3.2     Certificate  of  Designation,  Preferences  and  Rights  of  Series  C
Cumulative     Convertible  Participating  Preferred  Stock

3.3     Certificate  of  Amendment  to  Certificate of Incorporation of ABC-NACO
Inc.

4.1     Amendment  No.  4  to  the  Rights  Agreement

4.2 Amended and Restated Investors Rights Agreement by and among ABC-NACO Inc. and the Investors Set Forth dated as of June 25, 2001

4.3     Form  of  Closing  Common  Stock  Purchase  Warrant  of  ABC-NACO  Inc.

4.4     Form  of  Additional  Common  Stock  Purchase  Warrant  of ABC-NACO Inc.

4.5     Form  of  Bank  Warrant  to  Purchase  Common  Stock  of  ABC-NACO  Inc.

4.6     Registration  Rights  Agreement  dated  as of May 2, 2001 among ABC-NACO
Inc.     and  the  Holders  of  Registerable  Securities

4.7     Fourth  Supplemental  Indenture  dated  as  of  May  18,  2001